Form 10KSB
period 1998-12-31
FUTURELINK DISTRIBUTION CORP
filed 1999-04-12
CIK 1061399

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ____________


                           Commission File No. 0-24833


                          FUTURELINK DISTRIBUTION CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Colorado                                      95-3895211
-------------------------------             -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

300, 250 - 6th Avenue S.W., Calgary, Alberta CANADA                    T2P 3H7
---------------------------------------------------                   ----------
  (Address of principal executive offices)                            (ZIP Code)

                                 (403) 216-6000
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER TO SECTION 12 (b) OF THE EXCHANGE ACT:    NONE
SECURITIES REGISTERED UNDER TO SECTION 12 (g) OF THE EXCHANGE ACT:

                         Common Stock, $0.0001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenue for its most recent fiscal year.         $2,436,658
                                                                      ----------

      The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant, computed by reference to the closing sales price of the Common Stock on the OTC Bulletin Board on March 31, 1998, but based on Common Stock holdings and totals as at December 31, 1998, was $5,652,030.

      The number of shares of the Registrant's Common Stock outstanding was 20,175,105 as of December 31, 1998.

      Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                          FUTURELINK DISTRIBUTION CORP.

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                                                                                      PAGE
                                                                                                      ----

                                                    PART I

Item 1.     Description of Business ................................................................    1
            Glossary of Terms ......................................................................   14
Item 2.     Description of Properties...............................................................   16
Item 3.     Legal Proceedings.......................................................................   16
Item 4.     Submission of Matters to the Vote of Security Holders...................................   17

                                                   PART II

Item 5.     Market for Common Equity and Related Stockholder Matters................................   17
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations...   21
Item 7.     Financial Statements....................................................................   28
Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure....   28

                                                   PART III

Item 9.     Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act.....   29
Item 10.    Executive Compensation..................................................................   32
Item 11.    Security Ownership of Certain Beneficial Owners and Management..........................   36
Item 12.    Certain Relationships and Related Transactions..........................................   38

                                                    PART IV

Item 13.    Exhibits and Reports on Form 8-K........................................................   41

                                     PART I

     This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and other similar expressions or variations of such words are intended to identify these forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical fact are forward-looking statements. Forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed in "ITEM 1. DESCRIPTION OF BUSINESS -Factors Affecting Operating Results" and elsewhere in this Report.

                        ITEM 1 - DESCRIPTION OF BUSINESS

     FutureLink Distribution Corp., a Colorado corporation ("FutureLink" or the "Company"), is an application service provider supplying computer utility services (as "the Computer Utility Company(TM)") that include ASP (Application Service Provision), computer infrastructure management and IT business consulting. FutureLink strives to understand its clients' organizational processes and information requirements and provides a full suite of information management solutions.

     FutureLink and its subsidiaries provide computing solutions for mid-sized businesses. The Company is currently expanding its services, which now include the provision of off-site network management solutions to clients, in the growing ASP industry. The Company's ASP services make it possible for clients to access and use leading software packages without all of the costs of owning and managing the IT infrastructure typically required.

     FutureLink transacts business through the following subsidiaries: (i) a 96.4% interest in FutureLink Distribution Corp. (an Alberta corporation) ("FutureLink Alberta") located in Calgary, Alberta, Canada; (ii) a 100% interest in FutureLink Acquisition Corp. (an Alberta corporation) which in turn owns 100% of the voting shares of FutureLink/SysGold Ltd. ("FutureLink/SysGold") (see "Certain Relationships and Related Transactions"). FutureLink has, since December 31, 1998, completed the acquisition of all of the remaining issued and outstanding securities of FutureLink Alberta.

     HISTORY

     FutureLink was incorporated under the Colorado Corporation Code on April 4, 1955 under the name of Cortez Uranium and Mining Co. On February 25, 1957, the Company changed its name to Core Oil, Inc. On June 16, 1983, it changed its name to Core Mineral Recoveries, Inc. and on July 20, 1997, changed its name again to Core Ventures, Inc. Finally, on February 17, 1998, the Company changed its name to FutureLink Distribution Corp.

     In the past year, FutureLink has made two significant acquisitions. On January 19, 1998, the stockholders of the Company ratified a share purchase agreement between FutureLink, FutureLink Alberta, Cameron Chell, Linda Carling, Colleen Rudolph, Bernie March, and Gerald Albert whereby FutureLink agreed to acquire 1,540,000 Class "A" Common Voting Shares of FutureLink Alberta (46% of the outstanding shares of such company) in consideration of the issuance of 1,540,000 FutureLink Common Shares. The shares were issued subject to an escrow agreement. The agreement provided that 3,500,000 FutureLink Common Shares would be issued to various employees for the consideration of $3,500. FutureLink Alberta was added as a party for the purpose of making representations and warranties to induce the Company to enter into the agreement.

     On September 28, 1998, the Company issued a take-over bid circular offering to purchase the remaining 54% of FutureLink Alberta on the basis of one FutureLink Common Share for each FutureLink Alberta Class "A" Common Voting Share. Management of FutureLink Alberta was identical to that of the Company and certain security holders of FutureLink Alberta were also security holders of FutureLink at the time of such takeover bid.

     In addition, by agreement among the Company, FutureLink Alberta, Donald A. Bialik, Olivia B. Bialik, Bialik Family Trust, Riverview Management Corporation (now known as FutureLink/SysGold) and that company's subsidiaries, SysGold Ltd. and SysGold Inc., dated August 4, 1998, as amended by agreement dated August 24, 1998, FutureLink acquired all of the issued and outstanding shares of FutureLink/SysGold (the "SysGold Acquisition Agreement"). The consideration was CDN$7,600,015 paid by CDN$3,100,000 cash on closing, CDN$585,000 in promissory notes payable on demand before 90 days following closing, and by the issuance of 4,250,000 FutureLink/SysGold shares exchangeable into 4,250,000 FutureLink Common Shares (attributed value $0.60/share). Subsequent to this transaction, SysGold Ltd. and SysGold Inc. were wound up into FutureLink/SysGold. The CDN$585,000 promissory notes have since been paid in full by the Company.

     FutureLink/SysGold (formerly known as Riverview Management Corporation) purchased a 33% minority interest in its subsidiary SysGold Ltd. from a minority stockholder for a purchase price of CDN$315,000 on July 24, 1998. The buy out was based on an evaluation dated effective April 30, 1996 which valued 100% of SysGold Ltd. at approximately CDN$950,000. The acquisition of FutureLink/ SysGold by the Company in August, 1998 valued SysGold Ltd. at CDN$8,000,000 on an arm's length basis.

GENERAL

     ASP AND COMPUTER UTILITY SERVICES

     FutureLink offers a set of services called "Computer Utility Services", allowing business customers to compute in a simple, cost effective and consistent manner. FutureLink's Computer Utility Services include:

     -    Application Service Provision (ASP);

     -    Business Practices Consulting;

     -    IT Management / Outsourcing;

     -    IT Procurement; and

     -    Data Hosting (future service yet to be launched).

     ASP

     As a leader in ASP, FutureLink hosts brand-name software applications (such as Great Plains and Onyx software) on its Server Farm. And rents the applications to business users on a monthly subscription basis. The applications run on high performance, multi-user enabled Windows NT(TM) servers. Users at client sites use Citrix server-based computing software to connect to FutureLink's facility and are able to compute with 24x7 availability, fast performance and strong security. FutureLink's management anticipates that the ASP industry will see tremendous growth in the next 18 to 24 months, and as such, ASP is the Company's flagship service offering. FutureLink offers a variety of ASP services to meet the various needs of its customers.

     Customers sign a multi-year contract (usually 36 months) for subscription to FutureLink's ASP services. Customers connect to FutureLink's Server Farm via dedicated telecom bandwidth and/or the Internet. The Server Farm stores and retrieves customers' data and software applications, which are encrypted to protect each customer's information. Customers receive Web-based and telephone-based customer support and have service level agreements with FutureLink that impose a high level of system availability.

     On March 10, 1999, the Company officially launched its Class "A" Server Farm facility in Calgary, Alberta, Canada. Phase 1 of the Server Farm will accommodate 350 concurrent users with solid redundancy and backup and is scaleable to 4,200 users. The Server Farm's operational features include conditioned power, environmental and other control systems (including redundant air conditioning, security card access, fire detection and suppression systems, etc.) high performance features, redundancy and back-up.

     FutureLink uses Citrix's (Nasdaq: CTXS) Independent Computing Architecture
(ICA) and its MetaFrame technology as the platform to host applications from its Server Farm. Citrix's technology is mature, reliable and is fast becoming the de facto industry standard for server-based computing. Citrix's technology shifts the application processing from client to server, thereby enabling high performance over low bandwidth requirements. Citrix's technology is being broadly adopted by industry leading vendors for building server-based computing capability into Windows-based terminals, network computers, wireless devices, and a new range of information appliances.

     FutureLink has entered into agreements with Great Plains Software, Onyx Software, Applix, Inc. and Galleon Distributed Technologies to distribute their products through its ASP service delivery channel. FutureLink believes that it will be an attractive partner for these companies because of FutureLink's strategy to deliver integrated solutions to middle market enterprises in a cost-effective service model. Each of its software agreements are unique, but most allow FutureLink to deploy packaged application software as a service without the need to establish a separate licensing arrangement for each client. The agreements also generally include co-marketing, specialized product training and preferred pricing on the licenses to the software. FutureLink plans to enter into additional agreements with other software vendors over time.

     APPLICATION PORTAL (ASP 1) - FUTURE SERVICE OFFERING

     Application Portal is a service that allows anyone with a browser and an Internet connection to access consumer and/or small business software applications from FutureLink servers. Using server-based computing software, including a simple Web browser plug-in, users can run applications on any platform, over multiple bandwidth types and store data locally or take advantage of FutureLink's professionally-managed data storage facility. The applications would reside and be executed on FutureLink's Server Farm and controlled remotely by the client via his or her web browser. Web-based and telephone support would be included.

     APPLICATION HOSTING (ASP 2)

     Application Hosting is the hosting of individual enterprise-level applications; i.e. accounting (Great Plains), contact management (Onyx), etc. This service is designed for companies that already have some form of an IT capability but are looking for a cost-effective way to access more powerful applications and support. This allows companies to integrate new applications without the large up-front costs or hiring additional IT staff. Application Hosting is sold on a per employee/user and per month basis through the Company's sales force, the software vendor's sales channel, their VARs or may even be co-branded by the vendor. The customer connects to FutureLink's server farm through a wide-area network connection.

     HOSTED OUTSOURCING (ASP 3)

     Hosted Outsourcing refers to the outsourcing of a company's IT department to FutureLink's ASP service. All of the client's applications and data are accessed remotely from FutureLink's server farm. The service is sold directly or through a FutureLink authorized VAR. The Hosted Outsourcing service is priced on a per employee/user, per month basis and on a three to five year contract, and includes application(s), data storage, systems integration, connectivity, help desk support and customer hardware.

     IT BUSINESS CONSULTING

     FutureLink's IT management consultants help clients develop strategic direction, manage business practices and computer applications for specific business disciplines. The services are tailored to complement customers' existing resources and knowledge base. The key is to work with the clients' existing IT staff to optimize their business process and to maximize the effectiveness of their computer systems. Evaluation parameters include:

Strategic:            Vision, Strategy, Planning, and Process
Operational:          Project Management, Data Management, Support, Training,
                      Applications, Implementation, and
                      Development.

     IT MANAGEMENT / OUTSOURCING SERVICES

     FutureLink's IT Management and Outsourcing Services consist of computing infrastructure provision, support and maintenance, which are performed by its client services and technical services teams. The support teams are capable of performing any work required of the most complex Information Technology department. The work can be projects, out-tasking (partial outsourcing) or full outsourcing of the IT function. The hardware and software support includes PCs running Windows 95/98/NT, Unix Workstations, Servers running NT, Novell, Unix or OS/400, database servers running Oracle or SQL server, and many other specialized industry applications. Networking expertise includes Ethernet, Fast Ethernet, Token Ring, ATM, and Frame Relay. Pricing for Infrastructure and Support work is provided to customers at an hourly rate, at a daily rate, on a project by project basis, on a monthly price per consultant engaged or on a monthly fee per employee/user.

     PROCUREMENT

     FutureLink offers as part of its service offering the procurement of computer equipment and software. FutureLink offers drop-ship deliveries and custom configuration of most computer equipment.

     DATA HOSTING - FUTURE SERVICE OFFERING

     Data Hosting is a service where large industry-specific data sets would be stored and delivered from FutureLink's server farms. An example of these data sets or hubs would be government environmental and medical databases, oil and gas industry data sets, and municipal geographical information data sets. Organizations, which have an interest in these types of data sets, would establish a high-speed link to FutureLink's Data Hub and download the portions of data sets that they are interested in. This service will be complementary to FutureLink's ASP service, in that many of the same organizations, which need access to data sets, can also use the same high-speed link to get ASP service.

TARGET MARKETS

      The Company targets customers who have the following characteristics:

     ASP SERVICES

     - Companies that are presently using a pre-Windows computer system/network and want to upgrade to a Windows-based operating environment;

     - Companies that do not have the in-house IT staff required to manage a networked PC environment or an ERP program in a cost-effective manner;

     - Companies who in the past either could not afford an ERP program nor did they have the manpower to manage an ERP program; and

     - Companies that want to contain their IT expenditures by switching over to a fixed term contract.

     IT BUSINESS CONSULTING

     - Companies which must audit their IT departments to ensure software and equipment are Year 2000 compliant;

     - Companies which recognize that in order for them to gain a competitive advantage in their marketplace they have to expand their IT capabilities (analysis and decision-making tools), but do not have the in-house staff to analyze and/or manage the project; and

     - Companies in the process of deciding on the installation of an ERP program which do not have the necessary in-house IT capabilities to conduct a suitable evaluation of alternative solutions.

     IT MANAGEMENT / OUTSOURCING

     - Companies which realize that they can achieve significant cost-savings by outsourcing all or part of their IT services to a traditional outsourcing provider;

     - Companies in a vertical market in which FutureLink has a proven record of expertise (ie. oil and gas);

     - Companies that wish to concentrate on their core business and realize that IT management is not a core competence;

     - Companies which require quality IT professionals to manage specific IT operations, but the hours required per week/month for this operation do not justify hiring such a person full-time; or

     - Companies which are unable to hire or retain appropriate IT staff to manage an existing network.

SUBSEQUENT EVENTS

     Many events subsequent to December 31, 1998 are dealt with elsewhere in this Form 10-KSB Annual Report. These events included the acquisition of the remaining shares of FutureLink Alberta not held by the Company as at December 31, 1998, additional issuances of securities by FutureLink and the official launch of the Company's first Server Farm on March 10, 1999, among other matters. Please refer to the subsequent events set forth in "ITEM 1. DESCRIPTION OF BUSINESS - History", "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Issuances of Securities", in various sections of "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the management changes effected in March, 1999, being the addition of Kyle Scott as Secretary, the promotion of Bill Arnett to Chief Operating Officer, the promotion of Donald Bialik to Vice-Chairman and the assumption of the office of President by Cameron Chell as set forth in "ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS."

EMPLOYEES

     At December 31, 1998, the Company had 111 full-time employees, including 76 IT technologists, 11 sales and marketing personnel, 4 customer service representatives, and 20 general administration and finance staff.

     As well as these 111 employees, FutureLink had, at December 31, 1998, retained 15 consultants under contract, 12 as IT technologists, 2 as customer service consultants and 1 providing general and administrative services.

     The Company believes its future will depend in large part on its ability to attract and retain highly skilled technical employees. None of the employees of the Company are covered by a collective bargaining agreement.

COMPETITION

     The market for IT services is very competitive because of the large number of competitors and the rapidly changing environment. Primary competitors include participants from a wide variety of market segments, including "Big Five" accounting firms, systems consulting and implementation firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and programming companies. The companies which FutureLink believes to be its direct competitors, in that they have announced or are already delivering ASP service, include USInternetworking, Corio, Telecomputing USA and Interliant (to be acquired by Sage Networks).

     Additionally, the market for Internet-related services is extremely competitive. FutureLink anticipates that competition will continue to intensify as the use of the Internet grows. In the market for Internet-enabled application software and network solutions, FutureLink competes on the basis of performance, price, software functionality and overall network design. While FutureLink's competition comes from many different industry segments, FutureLink believes no indirect competitor provides the integrated, single-source solution provided by FutureLink. Current and prospective indirect competitors include systems integrators, ISPs, and hardware and software suppliers.

     FutureLink also competes with national, regional, and local commercial systems integrators. A certain number of these companies bundle their services with software and hardware providers and perform an IT management outsourcing role for the customer, including Arthur Anderson and Electronic Data Systems ("EDS"). Arthur Anderson provides an ASP service featuring JD Edwards ERP financial software and Electronic Data Systems ("EDS") has teamed with SAP America to bring SAP's ERP applications to small and mid-size businesses.

     FutureLink's indirect competition may also include ISP companies, whose primary business involves hosting web pages, such as USWeb, Exodus Communications and Verio Inc.

     In the wider realm of general IT outsourcing, FutureLink considers its possible competitors to be local IT services companies in cities the Company operates in and larger IT companies such as IBM Global Services, EDS, Cap Gemini, McKinsey & Co., Booz, Allen & Hamilton, Whittman-Hart, Inc. and the "Big 5" consulting firms.

MAJOR CUSTOMERS

     Major customers of FutureLink are primarily Calgary, Alberta, Canada-based oil & gas companies, including the following:

         Canadian Natural Resources Ltd.                      Numac Energy Inc.
         Rio Alto Exploration Ltd.                            Newport Petroleum Corporation
         PrimeWest Management Inc.                            Northstar Energy Corporation
         Maxx Petroleum Ltd.                                  Ocelot Energy Inc.
         University of Calgary, Faculty of Management         Sigma Explorations Inc.
         Dominion Energy Canada Ltd.                          Pioneer Natural Resources Inc.
         Archean Energy Inc.                                  AdFarm
         Parks Canada (Kootenay)                              Burnco Rock Products Ltd.
         Coparex Canada Ltd.                                  Renata Resources
         Merit Energy Ltd.                                    Canor Energy Ltd.

     Revenue from Canadian Natural Resources represented 22% of total revenue for the year ended December 31, 1998. No other single customer accounted for over 10% of FutureLink's total revenue in 1998.

     Canadian revenues accounted for nearly 100% of total revenues in the year ended December 31, 1998. A large amount of FutureLink's total revenue will continue to be generated in Canada.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     LOSSES AND ACCUMULATED DEFICIT; ABILITY TO CONTINUE AS A GOING CONCERN. For the year ended December 31, 1998, the Company reported a net loss of $5,880,294, including an operating loss of $5,210,947. As of December 31, 1998, FutureLink had an accumulated deficit of $7,330,457 as shown in the Company's audited consolidated financial statements for the year ended December 31, 1998. The Company effected the acquisition of Riverview Management Corporation and the SysGold group of companies (its subsidiaries), now renamed FutureLink/SysGold Ltd., effective August 24, 1998, and as such, the consolidated 1998 financial statements only reflect the larger revenue stream from FutureLink/SysGold Ltd. for the last 4 and 1/3 months of 1998. However, even annualizing the larger revenue stream and expenses from FutureLink/SysGold Ltd., the Company would have shown a net loss for 1998. The Company is not currently profitable and there can be no assurance that Company will operate profitably in the future and that the Company will not continue to sustain losses. Continued losses could materially and adversely affect the Company's business. In addition, the Company and its subsidiaries are parties to certain lawsuits described under "Legal Proceedings". The Company can not conclusively predict the outcome of these lawsuits and could be directed to pay penalties to the other parties in the suits. Should this happen, it could put a considerable cash burden on the Company.


     FUTURE CAPITAL NEEDS. The Company is intensifying its expansion efforts in the growing ASP market which is the key reason for current losses and requirements for additional capital. The Company requires significant funds to continue its growth strategy of building additional in-house "Server Farms", for hosting applications for clients and to either effect acquisitions of additional information technology outsourcing companies based in other North American centers or establish a presence in other cities directly in order to grow geographically. In order to remain competitive and at the forefront of the ASP industry, the Company must continue to make significant investments in technology, systems, staff and branch offices. These capital needs cannot be met from internal cash flow and must be met by financing through additional debt or equity. There can be no assurance that such financing will be available or, if available, that it will be upon terms satisfactory to the Company. Without new debt or equity financing, there is significant doubt that the Company has adequate resources to fund its operations as currently structured and in the ordinary course throughout 1999.

     SPECULATIVE NATURE OF IT BUSINESS. The IT outsourcing industry is subject to significant risk factors including changes in general economic conditions, competition from other properties, the failure of customers to meet their obligations and other operating costs which may result in a failure to produce income or revenue.

     COMPETITION. The market for IT services is very competitive because of the large number of competitors and the rapidly changing environment. Primary competitors include participants from a variety of market segments, including "Big Five" accounting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and programming companies. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than FutureLink. In addition, the Company's services compete with its clients' internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the services offered by FutureLink. There can be no assurances that the Company will compete successfully with its existing competitors or with any new competitors.

     RAPID TECHNOLOGICAL CHANGE. The information technology sector in which the Company offers outsourcing services is characterized by rapidly changing technology with continuous improvements in both computer hardware and software and rapid obsolescence of current systems. Management believes that while such rapid change poses risks for the Company in striving to keep its server hardware, communications links and hosted software offerings up to date, these risks will have a positive impact on marketing ASP services in that potential clients face the same risks with less expertise to deal with these issues internally, as effectively. FutureLink's success will depend in part on its ability to develop IT solutions that keep pace with continuing changes in IT, evolving industry standards and changing client preferences. There can be no assurance that the Company will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, FutureLink will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render FutureLink's services uncompetitive or obsolete. Any failure by the Company to address these developments could have a material adverse effect on FutureLink's business, operating results and financial conditions.

     DEVELOPMENT AND ACCEPTANCE OF NEW SERVICES. The ASP industry is in its infancy and the Company must both work to establish the ASP market as well as attain market share. While the Company continues to provide more traditional information technology outsourcing (consulting regarding software application and customization, consulting regarding Year 2000 issues, establishing in-house server-based networks for clients, etc.), it is focusing its efforts on marketing fully outsourced information technology by hosting client applications on its "Server Farm" network. Many existing and potential customers may prove reluctant to totally outsource their IT function in the ASP model. However, by offering the full range of traditional IT outsourcing services as well as its "Server Farm" concept, the Company expects to expand its customer base, with expectations of greatest growth in the fully hosted ASP segment.

     DEPENDENCE ON THIRD PARTIES. FutureLink depends on certain third party suppliers to provide key components for the provision of our ASP services, including telecommunications providers and network management software providers, primarily Citrix. Some of these components or applications are only available from limited sources or sole providers in the quality and quantity our Company demands. Any failure to obtain necessary products or services in a timely manner and at an acceptable cost could have a material adverse affect on FutureLink's business, results from operations and financial condition.

     STRATEGIC SOFTWARE VENDOR RELATIONSHIPS. FutureLink obtains software products pursuant to agreements with Onyx, Great Plains, Applix and Galleon and offers these software packages to clients as part of our ASP solution. The provision of such software, as well as any additional software offerings, is critical to our ASP expansion strategy. If one or more of our existing relationships with our key software partners were to be terminated or not renewed, FutureLink could be faced with discontinuing products or services or delaying or reducing introduction of services unless the Company can find, license and offer equivalent software packages, if available.

     All of our third party agreements are non-exclusive. FutureLink's competitors could also license and offer software products which we offer as part of our ASP services. We cannot be sure that our current strategic software vendors will continue to support the software we currently license from them in current form, nor can we be sure that our Company will be able to adapt our systems to changes in such software. Furthermore, we cannot be sure that financial or other difficulties may be faced by such vendors and have a material adverse effect on the software offered by us to clients or that if such software packages become unavailable, that we will be able to locate suitable alternatives.

     SECURITY RISKS. Questions surrounding the secure transmission of confidential information to and from our Server Farm form a barrier to the growth of our ASP services. FutureLink's ASP services rely on encryption and authentication technology licensed from third parties to provide the security required to safely transmit confidential information. While the Company has implemented a variety of state of the art network security systems to protect against unauthorized access, computer viruses, other intentional acts and accidents and disruptions may occur. Our clients may experience service interruptions or delays as a result of accidental or intentional disruptions. Such acts could jeopardize the security of confidential client information. This could potentially result in liability to the Company, loss of existing clients or the loss of reputation leading to difficulties in attracting new clients. Although we plan to continuously upgrade our security systems, such measures have been circumvented in the past and FutureLink's security could be circumvented in future. The costs required to avoid the intrusion of or to eliminate computer viruses or to alleviate other potential or real security threats could be expensive and any additional efforts required to address security issues could result in service interruptions or delays to clients which would have a material adverse effect on FutureLink's business, results of operations and financial condition.

     PROJECT RISKS. Many of the engagements undertaken by FutureLink or its subsidiaries involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. FutureLink's failure or inability to meet a client's expectations in the performance of its services could result in a material adverse change to the client's operations and therefore could give rise to claims against FutureLink (or a FutureLink subsidiary) or damage the Company's reputation, adversely affecting its business, operating results and financial condition.

     FIXED-BID PROJECTS. FutureLink and its subsidiaries undertake many projects billed on a fixed-bid basis, which is distinguishable from the Company's other methods of billing on a time and materials basis or on a monthly, per employee/user basis. The failure of the Company to complete such projects within budget would expose the Company to risks associated with cost overruns, which could have a material adverse effect on FutureLink's business, operating results and financial condition.

     CUSTOMER CONCENTRATION. To date, the Company's sales have been highly concentrated with most revenues derived from customers headquartered near the Company's head office in Calgary, Alberta, Canada. In addition, approximately 22% of its revenues for the year ended December 31, 1998, were derived from sales to Canadian Natural Resources Ltd. There can be no assurance that Canadian Natural Resources will continue to purchase services and technology from the Company at current levels, if at all.

     INTERNATIONAL EXPOSURE AND FOREIGN EXCHANGE RISK. Revenues outside of the United States accounted for almost 100% of the Company's total revenues for the year ended December 31, 1998, with virtually all revenues being earned in Canada. While the Company is focusing its expansion efforts in the United States, management anticipates that Canadian sales will continue to account for a substantial amount of the Company's revenues. International sales are subject to certain risks, including unexpected changes in regulatory requirements, tariffs and other barriers and potentially adverse tax consequences. In addition, international sales may be materially adversely affected by currency risks associated with fluctuations in exchange rates and the potential for devaluation of certain currencies. The Company's audited consolidated financial statements for the year ended December 31, 1998 show a negative foreign currency translation adjustment of $96,468. There can be no assurance that the above listed and other factors associated with international operations will not have a material adverse effect on the Company's revenues and net earnings (losses).

     CREDITWORTHINESS OF CLIENTS. The value of the Company's computer equipment, software, and intellectual property thereto may depend on the credit and financial stability of FutureLink's and its subsidiary's customers. The Company's projected income would be adversely affected if a significant number of customers were unable to meet their obligations to FutureLink or its subsidiaries or if FutureLink were unable to continue to collect its accounts receivables. In the event of default by customers, the Company may experience delays in enforcing its rights as a vendor and may incur substantial costs in protecting its investment.

     DEPENDENCE ON KEY PERSONNEL/ATTRACTION AND RETENTION OF EMPLOYEES. FutureLink's business, both directly or indirectly, involves the delivery of IT consulting services and is labor-intensive. The Company's success depends in large part upon its ability to attract, develop, motivate and retain highly skilled employees, directors and officers. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. The unexpected loss or departure of any of FutureLink's key directors, officers or employees could be detrimental to the future operations of the Company. The Company has historically experienced turnover rates which it believes are consistent with industry norms. An increase in this rate could have a material adverse effect on FutureLink's business, operating results and financial condition, including its ability to secure and complete engagements. The success of the Company's business will depend, in part, upon FutureLink's ability to attract and retain qualified personnel as they are needed. There can be no assurance that FutureLink will be able to engage the services of such personnel or retain its current personnel.

     RISKS RELATED TO GROWTH, INCLUDING POSSIBLE ACQUISITIONS. The Company plans to and may expand its operations, internally and/or through the acquisition of firms operating in similar business areas. There can be no assurance that the Company will be able to effectively expand or identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. Further, growth through direct expansion or by acquisitions may involve a number of special risks or effects, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities and amortization of acquired intangible assets and other one-time or ongoing acquisition related expenses, some or all of which could have a material adverse effect on the Company's business, operating results and financial condition. Client satisfaction or performance problems of a single acquired firm could have a material adverse impact on the reputation of the Company as a whole. In addition, there can be no assurance that if FutureLink acquires any businesses or adds offices in other geographical locations that these actions will achieve anticipated revenues and earnings. The failure of the Company to arrange its growth strategy successfully could have a material adverse effect upon the Company's business, operating results and financial condition.

     INTELLECTUAL PROPERTY RIGHTS. The Company relies on contractual relationships with a number of key suppliers for intellectual property required to service clients. For example, certain licensee rights or reseller rights lie with companies such as Citrix, Onyx, Great Plains, Applix, Galleon, Microsoft, etc. We rely on copyright, trademark, service mark, trade secret laws, non-disclosure agreements and restrictions in our contracts with third parties to protect certain proprietary rights in our products and services. FutureLink has no patented technology to bar competitors from the Company's market. Despite our best efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain our technology for their use. Preventing such unauthorized duplication and use is difficult and we are not certain that we can fully protect our proprietary rights. Although we believe that the Company's trademarks and other intellectual property may have value, we believe that FutureLink's success will also depend on the innovation, technical expertise and the marketing abilities of its personnel.

     TRADENAME. A number of U.S. and international companies currently use all or a portion of the name "FutureLink" in connection with products or services in similar industries as that engaged in by the Company. While the Company is attempting to qualify under a trademark its name throughout the U.S. and Canada, significant issues may be present as to the ability to widely use the name in connection with the products or services to be rendered by the Company.

     LIMITED CONTROL AND INFLUENCE ON THE COMPANY. The current officers and directors, including the controlling beneficial shareholders of the Company in the aggregate, directly or beneficially, own approximately 20.6% of the total outstanding Common Stock as at December 31, 1998. As a result, these individuals will probably be able to elect a majority of the Company's directors and thereby control the management policies of the Company, as well as determine the outcome of corporate actions requiring shareholder approval by majority action, regardless of how other shareholders of the Company may vote. Such ownership of Common Stock may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting rights of holders of Common Stock.

     LIMITATION OF LIABILITY OF DIRECTORS. As permitted by the Colorado Business Corporation Act, the Company has Articles of Incorporation, as amended, and by-laws which eliminate, with certain exceptions, the personal liability of its directors to the Company and its shareholders for monetary damages as a result of a breach of fiduciary duty. Such a provision makes it more difficult to assert a claim and obtain damages from a director in the event of any alleged breach of fiduciary duty. The Colorado Business Corporation Act provides that a corporation has the power to (i) indemnify directors, officers, employees and agents of the corporation against judgments, fines and amounts paid in settlement in connection with suits, actions and proceedings and against certain expenses incurred by such parties if specified standards of conduct are met: and
(ii) purchase and maintain insurance on behalf of any of the foregoing parties against liabilities incurred by such parties in the foregoing capacities. The by-laws of FutureLink provide for indemnification of its officers and directors against expenses actually and necessarily incurred by them in connection with the defense of any action, suit or proceeding in which they are made parties by reason of being or having been officers or directors of the Company; except in relation to matters as to which any such director or officer is adjudged in such action, suit or proceeding to be liable for gross negligence or willful misconduct in the performance of duty. However, such indemnification is not exclusive of any other rights to which those indemnified may be entitled under any by-law, agreement, vote of shareholders or otherwise.

     LIMITED TRADING HISTORY OF FUTURELINK COMMON STOCK; STOCK PRICE VOLATILITY. Between January 1, 1998, and December 31, 1998, the closing sale price has ranged from a low of $0.13 per share to a high of $4.34 per share. The market price of the FutureLink Common Stock could continue to fluctuate substantially due to a variety of factors, including quarterly fluctuations in results of operations, adverse circumstances affecting the introduction of market acceptance of new products and services offered by the Company, announcements of new products and services by competitors, changes in the IT environment, changes in earnings estimates by analysts, changes in accounting principles, sales of shares of FutureLink Common Stock by existing holders, loss of key personnel and other factors. The market price for

FutureLink Common Stock may also be affected by the Company's ability to meet analysts' expectations, and any failure to meet such expectations, even if minor, could have a material adverse effect on the market price. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Any such litigation instigated against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     RISKS OF LOW-PRICED OR PENNY STOCK. The common stock of the Company is traded on the NASD OTC Bulletin Board. As such it is subject to Rule 15(g)-(9) under the 1934 Act. Rule 15g-9 requires additional disclosure, relating to the market for penny stocks, in connection with trades in any stock defined as a penny stock. The Commission defines a penny stock to be any equity security that has a market price of less than $5.00 per share (exclusive of commissions), subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exemption is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

     In addition, trading in the Company's common stock is covered by Rules 15(g)-(1) through 15(g)-(6) under the 1934 Act for non-Nasdaq and non-exchange listed securities. Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities also are exempt from these rules if the market price is at least $5.00 per share.

     The regulations on penny stocks could limit the ability of broker/dealers to sell the Company's securities and thus the ability of the Company's shareholders to sell their securities in the secondary market.

     NO DIVIDENDS ANTICIPATED ON COMMON STOCK. The Company has a limited history and no history of positive earnings and has not paid any dividends on its Common Stock to date. The Company currently transacts all of its business through its subsidiaries. The Company does not currently intend to declare or pay any dividends on its Common Stock in the foreseeable future, but plans to retain earnings, if any, for development and expansion of its business operations.

     RELIABILITY OF MARKET DATA. Market data used within this report was obtained from internal sources and from industry publications. Such industry publications typically contain a statement to the effect that the information contained therein was obtained from sources considered reliable, but that the completeness and accuracy of such information is not guaranteed. While we believe that the market data presented herein is reliable, we have not independently verified such data. Similarly, market data supplied by internal sources which we believe to be reliable has not been verified by independent sources.

RISKS ASSOCIATED WITH THE YEAR 2000

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field to specify year and cannot distinguish 21st century dates from 20th century dates. These date code fields will have to be able to distinguish 21st century dates from 20th century dates to avoid systems failures or miscalculations causing disruptions of operations by, at or beyond the Year 2000, including, among other things, a temporary inability to process transactions, send invoices or engage in similar ordinary business activities. As a result, many companies' computer systems and software may require replacement or modification in order to address such Year 2000 issues.

     We are completing a review of our systems and the software utilized by our Company, including software utilized internally, software supplied to clients and software hosted for clients, and believe that the majority are designed to properly function through and beyond the Year 2000. We cannot guarantee that all of our computer systems, particularly if they interface with or incorporate third-party software, will contain all date code changes necessary to ensure Year 2000 compliance.

     Since we have experienced most of our growth in systems and personnel since January 1, 1998, purchases and upgrades of systems have occurred principally during the past year. Our internal systems for accounting, human resources and sales reporting, as well as telephone, voice mail and other office support systems, have all been assessed for Year 2000 compliance. While our FutureLink/SysGold Ltd. subsidiary, acquired in August, 1998, was in business since 1988, that company has actively updated its systems and those of its clients. FutureLink/SysGold Ltd. is currently active in consulting to its clients on Year 2000 compliance issues.

     We are in the process of contacting providers of various equipment used internally and/or by our clients, primarily Compaq, Citrix, Microsoft, Novell, Hewlett Packard and IBM, to determine what degree their systems' are Year 2000 compliant. We are not dependent on any suppliers or manufacturers whose failure to be Year 2000 compliant would have a significant impact on our financial condition or results of operations except providers of utilities (telecommunications, electricity, natural gas, etc.) to our offices. We currently estimate that our Year 2000 compliance assessment is 70% complete and that 60% of our systems are Year 2000 compliant or have already been upgraded. The Company has adequate resources, both fiscal and personnel, to complete our Year 2000 compliance assessment. We do not expect to expend any significant funds to correct Year 2000 issues. Any minor expenses will be funded in the ordinary course from cash generated by operations. We expect to complete our internal Year 2000 compliance program before September 30, 1999.

     Based on available information, we are preparing contingency plans in the event of failure of critical systems resulting from Year 2000 compliance issues including the failure of computer systems of outside suppliers, for example, our outsourced payroll.

     FutureLink sells computer-related services and so the Company's risk of litigation relating to Year 2000 issues is likely to be higher than the risks faced by companies in other industries. With computer products and IT services often incorporating components from multiple suppliers, it may be difficult to determine which component(s) may cause Year 2000 problems. As such, FutureLink may be subject to lawsuits regarding Year 2000 issues whether or not our products and services are Year 2000 compliant. We can not be certain what the outcome or impact of any such lawsuits may be.

                                GLOSSARY OF TERMS

     APPLICATION SERVICE PROVISION ("ASP"). A service that allows anyone, anywhere to access computer applications hosted on a third-party server via the Internet or dedicated telecom line. Utilizing client/server software including a web browser, a user can run applications on any platform, over multiple bandwidth types and store data locally or from a managed data storage facility.

     CDN$. Denotes amounts quoted in Canadian dollars.

     COMPUTER OR INFORMATION TECHNOLOGY ("IT") OUTSOURCING. Refers to the process by which a company hires a third party to manage all or part of their computer hardware, software and information systems. The third party manages these services for a preset fee.

     COMPUTER UTILITY MODEL. A business model for computer network use and management similar to a phone or power company model.

     ELECTRONIC COMMERCE ("E-COMMERCE"). The process where consumers or corporations conduct business over the Internet.

     ENTERPRISE RESOURCE PLANNING ("ERP"). A packaged business software system that lets a company automate and integrate the majority of its business processes, share common data and practices across the enterprise and produce and access information in a real-time environment. Following is an example of how an ERP program operates: A sale is completed, the program makes the necessary entries in the company's general ledger, adjusts the company's inventory records, reorders the product and allows the sales and marketing department to analyze the transaction - in real-time.

     EXTRANET. A private Internet connection for a company's suppliers.

     HOSTED OUTSOURCING. The complete outsourcing of a company's IT department to an ASP.

     INDEPENDENT COMPUTING ARCHITECTURE ("ICA"). A three-part Server-based computing technology by Citrix that separates an application's logic from its user interface and allows 100% application execution on the server.

     INDEPENDENT SOFTWARE VENDORS ("ISV"). Independent third party software companies that sell software (ie. Corel, PeopleSoft, SAP, etc.).

     INTRANET. A private Internet connection for a company's employees.

     SERVER FARM. A group of servers that are linked together as a "single system image" to provide centralized administration and horizontal scalability.

     SERVER-BASED COMPUTING. A server-based approach to delivering business applications to end-user devices, whereby an application's logic is deployed, managed, supported and executed 100% on a server and only the user interface is transmitted across a network to the client.

     SMALL OFFICE/HOME OFFICE ("SOHO") MARKET . Those companies with less than 19 employees.

     TOTAL COST OF OWNERSHIP ("TCO"). A model that assists IT professionals in understanding and managing the direct and indirect costs incurred for acquiring, maintaining and using an application or a computing system such as training, upgrades, administration, as well as the purchase price.

     THIN CLIENT. A low-cost computing device that works in a server-centric computing model.

     USER INTERFACE. The graphic portion of the application that is split from the program being executed and "pushed" to the end user so they can manipulate their data.

     VALUE-ADDED RESELLER ("VAR"). A person or entity that acts as an intermediary between software/hardware producers and the end users. Resellers frequently "add value" by performing consulting, system integration and product enhancement work.

     VERTICAL APPLICATION HOSTING. Hosting of an application or ERP program remotely via a Server Farm.

     VIRTUAL PRIVATE NETWORK ("VPN"). A secure, encrypted private Internet connection.

     WEB HOSTING. When all file, print, database and application servers are managed remotely via the Internet.

     WINFRAME(R). Citrix's multi-user extension to Microsoft Windows NT Server which allows a User Interface to be "pushed" to the end-user.

                       ITEM 2 - DESCRIPTION OF PROPERTIES

     The Company presently has an operating lease agreement for approximately 19,639 square feet of office space in Calgary, Alberta for its corporate headquarters. This lease expires on January 31, 2002, and has an aggregate minimum annual rental payments of approximately CDN$373,312 plus operating expenses and is subject to escalation.

     Other leased office space includes a small local sales office in Tampa, Florida. The Company is currently negotiating the lease of additional local sales offices in Seattle, Washington and Houston, Texas.

                           ITEM 3 - LEGAL PROCEEDINGS

     In the ordinary course of its business, FutureLink may be involved in legal proceedings from time to time. As of the date hereof, the only material legal proceedings commenced or pending against the Company consist of the following:

     1. Midland Walwyn Capital Inc. (now Merrill Lynch Canada Inc.) ("Midland Walwyn") commenced an action on October 20, 1997, in Ontario Court (General Division), Toronto, Canada, against Core Ventures, Inc. (now FutureLink), Abecorn Enterprises Limited ("Abecorn"), Alixe Cormick, Venture Law Corporation, and Raymond Kompani. At the time of the alleged transactions, John A. Xinos of Abecorn was also a director of the Company, Alixe Cormick of Venture Law Corporation acted as legal counsel for the Company and Ray Kompani was a third party with no relation to the Company. Midland Walwyn is seeking judgement in the amount of CDN$500,000 against all defendants. The action against the Company alleges fraudulent misrepresentation, negligent misrepresentation or intentional or negligent interference with contractual relations. The Company has filed a defence jointly with Abecorn. The action relates to a share sale transaction in which Raymond Kompani apparently failed to pay Abecorn for 50,000 shares of the Company's Common Stock he purchased from Abecorn. Ms. Cormick, solicitor for the Company, advised the Company's transfer agent to stop transfer the relevant share certificate registered in the name of Abecorn. Mr. Kompani deposited the share certificate with Midland Walwyn and instructed Midland Walwyn to sell all 50,000 shares. When Midland Walwyn sent the Abecorn/Kompani share certificate to the clearinghouse, they were advised of the stop transfer. Midland Walwyn paid the net sale proceeds to Raymond Kompani before being advised by the clearinghouse of any problem. Midland Walwyn was required to repurchase 50,000 shares of the Company's Common Stock on the market at a cost of just over $325,000. Midland Walwyn demanded repayment from Raymond Kompani but Mr. Kompani failed to pay. Midland Walwyn brought suit to recover its losses. John Xinos and the Company entered into an indemnity agreement dated January 19, 1998, whereby Mr. Xinos agreed to bear the costs of defending this action and to indemnify the Company for any losses arising from the Midland Walwyn lawsuit. Management believes that FutureLink has minimal exposure in this matter due to the role played by the Company and the indemnity agreement with John A. Xinos and does not believe that there will be a material impact on the Company if the plaintiff were successful.

     2. 554495 Alberta Ltd. commenced an action against Coffee.com Interactive Cafe Corp. (now the Company's FutureLink Alberta subsidiary) on October 31, 1997, in the Court of Queen's Bench of Alberta, Calgary, Canada. The proceedings relate to a purported lease agreement with respect to commercial space in Calgary. The Plaintiff claims that a lease agreement exists with FutureLink Alberta and seeks judgement in an amount in excess of CDN$285,000 plus costs. FutureLink Alberta has filed a defense and counterclaim for up to CDN$390,000, plus legal costs. The parties are proceeding to discovery of corporate officers and the legal costs are mounting. Management of the Company believes that its FutureLink Alberta subsidiary has minimal exposure in this matter.

     3. A Statement of Claim was issued by TAP Consulting Ltd. ("TAP") on August 19, 1998, in the Court of Queen's Bench of Alberta, Calgary, Canada, naming SysGold Ltd. (now part of the Company's FutureLink/SysGold Ltd. subsidiary) as a defendant. The suit alleges that SysGold Ltd. wrongfully terminated a management services contract dated January 19, 1991, between SysGold Ltd. and TAP without cause or reasonable notice. TAP seeks CDN$150,000 plus court costs. Management believes that its FutureLink/SysGold Ltd. subsidiary has a sustainable defence to this claim and intends to vigorously defend it and to file a counterclaim. At the time of acquiring FutureLink/SysGold Ltd., the Company and Don Bialik entered into an indemnity agreement dated August 21, 1998, whereby Don Bialik agreed to indemnify the Company for any losses suffered by FutureLink/SysGold Ltd. and the Company arising from the TAP lawsuit. Management believes that FutureLink has minimal exposure in this matter due to the indemnity agreement with Don Bialik and do not believe that there would be any material impact on the Company should TAP prove its claim.

                        ITEM 4 - SUBMISSION OF MATTERS TO
                          THE VOTE OF SECURITY HOLDERS

     On November 30, 1998, the Company's present management held an Annual Meeting of the Stockholders. As per the Inspector of Elections report, 5,879,083 shares were represented at the meeting either in person or by proxy and a quorum was present to vote upon items 1, 2 and 3, however, an insufficient number of votes were present to establish a quorum to vote on items 4 and 5. Items 1 through 3 of the following resolutions were approved by the stockholders:

1. To elect to the Board of Directors for the ensuing year or until their successors are duly elected and qualified: Cameron Chell, Raghu Kilambi, Don Bialik, Philip Ladouceur, F. Bryson Farrill, Robert H. Kohn and Robert Kubbernus.

2. To grant the Board of Directors the ability to proceed with a reverse stock split not to exceed a 1 for 30 split, with a cash-out option to minority stockholders for fractional shares. The Board would have until June 1, 1999 to execute the reverse split.

3. Approve an increase in the number of shares of Common Stock available for grant pursuant to the Company's Stock Option Plan for officers, directors and employees to a rolling 30% of the issued and outstanding shares at the time of each grant.

4. Approve an amendment of the Articles of Incorporation to convert the Company's Preferred Shares into blank check Preferred Shares to facilitate the issuance of one Preferred share with the voting power of 4,250,000 Common Shares in connection with the Company's acquisition of the outstanding shares of Riverview Management Corporation (now known as FutureLink/SysGold Ltd).

5.   Approve a change in the State of Incorporation from Colorado to Delaware.


                                     PART II

                        ITEM 5 - MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company commenced quotation on the NASD Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "CVNK" in early 1995. Subsequent to the share acquisition agreement of January 20, 1998 between Core Ventures, Inc and the five major stockholders of FutureLink Distribution Corp., an Alberta corporation, the Company changed its name from Core Ventures, Inc. to FutureLink Distribution Corp. and trading commenced under the symbol "FLNK" in early 1998.

     The following table summarizes the trading activity of FutureLink from January 1998 without providing information on prior years' trading activity, given that the Company has only been active as "FutureLink" since January 20, 1998. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

                                                               COMMON STOCK
                                                           ------------------
1998                                                       HIGH          LOW
                                                           -----        -----

1st Quarter  ............................................  $4.09        $0.13(1)
2nd Quarter  ............................................   4.22         0.63
3rd Quarter  ............................................   1.69         0.39
4th Quarter  ............................................   0.80         0.25

     Notes:

     1. The low of $0.13 per share occurred prior to the January 20, 1998 transaction involving the Company (then Core Ventures, Inc.) and FutureLink Alberta and the resulting change of the Company's management.

     2.   Based upon closing trade prices as quoted on Bloomberg.

     As of December 31, 1998, there were approximately 336 holders of record and in excess of 4,800 beneficial owners of the Company's Common Stock.

     The Company has not declared or paid cash dividends to its stockholders. The Company anticipates that any earnings in the near future will be retained for the development and expansion of its business and, therefore, does not anticipate paying dividends on its shares of Common Stock in the foreseeable future. In addition, any declaration of dividends on the shares of Common Stock will depend, among other things, upon levels of indebtedness, the effect on the conversion ratio of the Convertible Debentures, restrictions in future debt agreements, future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions.

     On March 31, 1999, the closing bid and ask prices of FutureLink's Common Stock, as reported by Bloomberg and based on quotes available from the NASD-OTC-BB market, were $0.28 and $0.31, respectively.

     ISSUANCES OF SECURITIES DURING THE LAST FISCAL YEAR AND SUBSEQUENT TO DECEMBER 31, 1998

     The following is a description of each of the Company's security issuances since January 1, 1998:

         A.       COMMON STOCK

         1. Share Acquisition Agreement dated January 20, 1998, between the Company, FutureLink Alberta, Cameron Chell, Linda Carling, Colleen Rudolph, Bernie March, and Gerald Albert pursuant to which FutureLink agreed to acquire 1,540,000 Class "A" Common Voting Shares of FutureLink Alberta (46% of such Company's issued shares) in consideration of the issuance of 1,540,000 shares of the Company's Common Stock. The shares were issued subject to an escrow agreement. The agreement also provided for the issuance of 3,500,000 shares of the Company's Common Stock to certain employees for consideration of $3,500. All shares of Common Stock issued under this Share Acquisition Agreement were issued to non-residents of the U.S. in accordance with Regulation S promulgated under the Securities Act of 1933, as amended ("Reg S").

         2. Subscription Agreement dated January 29, 1998, pursuant to which the Company sold 83,334 shares of Common Stock at $3.00 per share to Bank August Roth AG ("Bank Roth"), a Swiss entity for an aggregate investment of $250,000, pursuant to Regulation D promulgated under the Securities Act of 1933, as amended ("Reg D").

         3. Subscription Agreements dated April 3, 1998, pursuant to which the Company sold Common Stock at $3.75 per share: (i) 68,480 shares to Bank Roth for an aggregate investment of $256,800 and (ii) 37,333 shares to Tidewater Enterprises Limited, a Canadian entity, for an aggregate investment of $140,000, both pursuant to Reg D.

         4. Subscription Agreements dated April 22-24, 1998, pursuant to which the Company sold Common Stock at $3.00 per share: (i) 46,666 shares to Deremie Enterprises Limited for an aggregate investment of $140,000 and (ii) 20,000 shares to Linear Strategies Inc., a Canadian entity, for an aggregate investment of $60,000, both pursuant to Reg D.

         5. On April 29, 1998, FutureLink entered into a Loan Agreement with Linear Strategies Inc. for US$729,802. On July 2, 1998, Linear Strategies Inc. assigned US$350,000 of the debt to Hampton Park Ltd. and both parties gave notice to convert their debt plus accrued interest into equity under the terms of the Loan Agreement. In connection with the conversion, 588,778 shares were issued to Linear Strategies Inc. and 538,462 shares were issued to Hampton Park Ltd. The securities issuances to these non-residents of the U.S. were effected pursuant to Reg S.

         6. On November 23, 1998, the Company completed its obligations under the terms and conditions of the Takeover Bid for FutureLink Alberta by issuing 1,673,775 shares to 77 stockholders of FutureLink Alberta. Subsequent to the completion of the terms and conditions of the Takeover Bid, the Company owned 96.4% of FutureLink Alberta.

         7. On February 26, 1999, the Company completed a force out of the remaining 3.6% of the FutureLink Alberta stockholders in order to acquire a 100% interest in FutureLink Alberta, with 117,500 shares issued to the last 12 remaining FutureLink Alberta stockholders.

         B.       EXCHANGEABLE SHARES

         1. Effective August 24, 1998, FutureLink acquired all of the voting shares of Riverview Management Corporation (now FutureLink/SysGold). Consideration for the purchase included the issuance by FutureLink/SysGold of 4,250,000 "exchangeable shares" with an ascribed value of $2,550,000 ($0.60 per share) in accordance with the securities legislation of the Province of Alberta, Canada. These FutureLink/SysGold exchangeable shares are convertible at any time into shares of FutureLink Common Stock for no additional consideration. The Form SB-2 filed by the Company January 6, 1999 registered the 4,250,000 shares of Common Stock issuable upon conversion of these exchangeable shares, originally issued pursuant to Reg S.

         C.       DEBENTURES

         1. Debenture Acquisition Agreement dated August 14, 1998, as amended on August 21, 1998, with Thomson Kernaghan & Co., Limited ("TK") pursuant to which TK, acting as an agent for certain investors, purchased from FutureLink a $5,000,000 10% Convertible Debenture and a series of warrants, which would provide up to $1,000,000 if exercised, pursuant to Reg S. A share certificate representing 11,000,000 shares was issued under escrow for the shares of Common Stock underlying the Debenture and Warrants. These securities were issued to TK pursuant to Reg S. The Form SB-2 filed by the Company January 6, 1999 registered 10,615,384 of these 11,000,000 shares of
                  Common Stock underlying the Debenture and Warrants. As of March 5, 1999, the Company had received from TK the entire $5,000,000 contemplated by the Debenture Acquisition Agreement and TK had converted $2,000,000 of the Convertible Debenture plus accrued interest into 7,860,046 shares of Common Stock.

         2. On February 16, 1999, the Company issued an additional 8,000,000 restricted common shares to TK to fulfill the terms and conditions of the TK Debenture Acquisition Agreement and Debentures purchased thereby as outlined above in Subsection
                  C.1 and were issued pursuant to identical exemptions. These shares of Common Stock underlying the TK Debentures and Warrants have registration rights.

         3. On August 11, 1998, Cameron Chell and Linda Carling lent the Company $144,632 (CDN$220,000) each as a stockholder loan. As at December 31, 1998, the balance outstanding, including interest, was $150,620.62 (CDN$230,900) each. On February 22, 1999, these stockholder loans were converted into 10% Convertible Debentures, the said securities being issued to these non-US resident persons in accordance with Reg S. As of March 18, 1999, neither party had converted either of these debentures.

         D.       OPTIONS

         1. On June 29, 1998, the Company issued 2,930,000 options to directors, officers and employees at an exercise price of $0.76 with 1,052,500 stock options vesting on June 29, 1998, 250,000 stock options vesting on July 16, 1998, 200,000 stock options vesting on December 29, 1998, 1,177,500 stock options vesting on June 29, 1999, and 250,000 stock options vesting on July 16, 1999.

         2. On August 4, 1998, the Company issued 800,000 stock options to directors, officers and employees at an exercise price of $1.17 with 125,000 stock options vesting on August 5, 1998, 275,000 stock options vesting on January 5, 1999, and 400,000 stock options vesting on August 5, 1999.

         3. On December 1, 1998, the Company issued 432,500 stock options to staff at a exercise price of $0.45 with 71,500 stock options vesting on April 1, 1999, 12,500 stock options vesting on May 1, 1999, 29,166 stock options vesting on December 1, 1999, 71,500 stock options vesting on April 1, 2000, 16,666 stock options vesting on December 1, 2000, 71,500 stock options vesting on April 1, 2001, 16,668 stock options vesting on December 1, 2001, 71,500 stock options vesting on April 1, 2002, and 71,500 stock options vesting on April 1, 2003.

                  As of March 5, 1999, no stock options had been exercised and the Common Stock underlying the stock options had not been registered.

         E.       WARRANTS

         1. In connection with the investment in Subsection A.2, and pursuant to the same Reg D exemption, the Company granted Bank Roth a warrant for the purchase of 83,334 shares of Common Stock exercisable at $3.00 per share if exercised prior to February 6, 1999, or at $3.10 per share if exercised prior to February 6, 2000, at which time the warrant will expire.

         2. In connection with the issuances in Subsection A.3 and the exemption relied on in Subsection A.3, the Company also granted Bank Roth a warrant for the purchase of 68,480 shares of Common Stock and Tidewater Enterprises a warrant for the purchase of 37,333 shares of Common Stock, such warrants exercisable at $3.75 if exercised prior to April 4, 1999, or at $4.00 if exercised prior to April 4, 2000.

         3. In connection with the issuances in Subsection A.4, the Company also granted Deremie Enterprises Limited a warrant to purchase up to 46,666 shares of Common Stock and Linear Strategies Inc. a warrant for the purchase of up to 20,000 shares of Common Stock, such warrants exercisable at $3.25 per share at any time prior to May 4, 2000, with such securities issued pursuant to Reg D.

         4. In connection with the Debenture in Subsection C.1, the Company also granted to TK a warrant to subscribe for 781,250 Common Shares at a price of $0.96 per share at any time prior to August 20, 2001, together with a warrant to subscribe for 260,417 Common Shares at a price of $0.96 per share at any time prior to August 20, 2001. The shares of the Company's Common Stock underlying these warrants were included as part of the 11,000,000 shares underlying the Debentures issued to TK, which shares were issued pursuant to Reg S and of which 10,615,384 shares have been registered by virtue of the Company's Form SB-2 filed January 6, 1999.

         5. In connection with the debentures in Subsection C.3, and pursuant to the same exemption relied upon in the issuance of the debentures, the Company also granted each of Cameron Chell and Linda Carling a warrant for the purchase of up to 376,552 shares of Common Stock at $0.40 per share if exercised prior to February 22, 2000, $0.60 per share prior to February 22, 2001, and $0.80 per share prior to February 22, 2002.

         6. In connection with the loan agreement in Subsection A.5, the Company also granted Linear Strategies Inc. a warrant for the purchase of up to 588,778 shares of Common Stock at $1.00 per share if exercised prior to June 30, 1999 and $1.25 per share if exercised prior to June 30, 2000. Hampton Park Ltd. was granted a warrant for the purchase of up to 538,462 shares of Common Stock under the same terms and conditions as Linear Strategies Inc. As in Subsection A.5, these securities were issued in reliance on Reg S.

         ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Core Ventures, Inc. (now known as FutureLink Distribution Corp.) had no active operations in 1997. The Company incurred a loss of $737,049 in 1997 that included a $100,000 cash loss on a deposit on a proposed acquisition (Printscan) that was not completed, accounting and legal expenses of $109,992 related to the unsuccessful proposed acquisition by and general operations of the Company under previous management, $12,057 of general and administrative expenses and a $515,000 non-cash charge related to the write off of discontinued mining related assets.

     On January 20, 1998, Core Ventures, Inc. acquired a 46% interest in FutureLink Alberta. Effective November 23, 1998, FutureLink acquired a further 50.4% interest in FutureLink Alberta bringing its total ownership in FutureLink Alberta to 96.4%. FutureLink Alberta is the computing utility company and focuses on providing mid-sized businesses with server-based computing solutions. FutureLink accounted for its investment in FutureLink Alberta for the period January 20, 1998 to November 23, 1998 using the equity method for accounting for investments. FutureLink Alberta's results were consolidated into the results of its parent, FutureLink, from November 24, 1998 to December 31, 1998. On February 26, 1999, FutureLink Alberta became a wholly owned subsidiary when FutureLink acquired the remaining 3.6% minority shares.

     Effective August 24, 1998, FutureLink acquired all of the outstanding shares of Riverview Management Corporation (now called FutureLink/SysGold Ltd). FutureLink/SysGold owned SysGold, a leading Western Canadian IT services company focused on outsourcing IT services to mid-sized companies in the oil and gas sector. FutureLink/SysGold's results were consolidated into the results of its parent, FutureLink, from August 24, 1998 to December 31, 1998.

     In conjunction with the acquisition of FutureLink/SysGold, FutureLink entered into a 10% convertible debenture agreement to obtain up to $5,000,000 of financing. In addition, FutureLink/ Sysgold secured a Canadian $1,000,000 demand secured credit facility with a Canadian chartered bank for which FutureLink has provided a guarantee. FutureLink was funded with $2,720,000 of debenture financing in 1998 which was used to acquire FutureLink/SysGold, fund the operations of FutureLink, FutureLink/SysGold and FutureLink Alberta and for capital investments.

     EBITDA AND NON-CASH CHARGES

     FutureLink incurred a loss from operations in the year ended December 31, 1998 of $5,210,947. The Company's EBITDA (earnings before interest, taxes, depreciation and amortization) for 1998 is as follows:

      Loss for the Year                                             $(5,880,294)
      Interest on Long-term Debt                                    $ 1,303,743
      Deferred Tax Benefit                                          $  (204,609)
      Depreciation and Amortization                                 $   815,905
                                                                    -----------
      TOTAL                                                         $(3,965,255)


     FutureLink's EBITDA also includes other non-cash charges, as follows:

      Contracts, Payroll and Benefits (shares issued to Directors,      $ 2,114,000
              Officers and Employees)
      Bad Debt Expense                                                  $   125,832
      Non-cash Consulting Fees                                          $    10,109
                                                                        -----------
      Total Non-Cash Charges in EBITDA                                  $ 2,249,941

      EBITDA                                                            $(3,965,255)

      EBITDA adjusted for non-cash charges                              $(1,715,314)

     COMPREHENSIVE LOSS

     FutureLink's comprehensive loss of $5,976,762 was comprised as follows:

      Loss from Operations                                         $(5,210,947)
      Non Cash Equity in Loss of Affiliate                         $  (860,131)
      Non Cash Loss from Sale of Assets                            $   (47,596)
      Non Cash Deferred Tax Benefit                                $   204,609
      Non Cash Minority Interest in FutureLink
           Alberta's Net Loss                                      $    33,771
      Non Cash Foreign Currency Translation
           Adjustment                                              $   (96,468)
      TOTAL                                                        $ 5,976,762

     With regard to the item "Non-Cash Equity in Loss of Affiliate" shown in the above table, FutureLink acquired 46% of the capital stock of FutureLink Alberta on January 20, 1998 and increased its ownership stake to 96.4% effective November 23, 1998. During this period of January 20 to November 23, 1998, in which FutureLink Alberta incurred a loss of $1,869,850, including loss from discontinued operations, FutureLink Alberta's results were not consolidated with those of the Company, but treated as an equity investment. FutureLink's 46% share of these losses, or $860,131, incurred during the January 20 to November 23, 1998 period are accounted for as "Equity in Loss of Affiliate" on the Company's audited Consolidated Statement of Loss and Deficit and Comprehensive Loss for the year ended December 31, 1998. The background of these losses can best be shown on a summary Statement of Loss:

                               FUTURELINK ALBERTA
                                Statement of Loss
                 For the Period January 20 to November 23, 1998

                                                                      46% OF
                                              JANUARY 20 TO          FUTURELINK
ITEMS ATTRIBUTABLE TO THE PERIOD               NOVEMBER 23,            ALBERTA
JANUARY 20 TO NOVEMBER 23, 1998                   1998              ATTRIBUTABLE TO
                                                   ($)              FUTURELINK ($)
                                              -------------         ---------------
REVENUES                                           241,722              111,192

OTHER INCOME                                           793                  365
                                                ----------           ----------

                                                   242,515              111,557


CONTRACTS, PAYROLL & BENEFITS                      556,868              256,159

ACCOUNTING AND LEGAL                               125,136               57,563

RENT                                                83,491               38,406

TRAVEL EXPENSES                                    171,387               78,838

OFFICE EXPENSES                                    145,548               66,952

CONSULTING EXPENSES                                397,330              182,772

STAFF DEVELOPMENT EXPENSES                          18,124                8,337

OTHER EXPENSES                                     142,115               65,373

ADVERTISING & PROMOTION EXPENSES                   162,852               74,912

INTEREST                                             5,674                2,610

DEPRECIATION                                       196,081               90,197
                                                ----------           ----------
LOSS FROM OPERATIONS                            (1,762,091)            (810,562)

LOSS FROM DISCONTINUED OPERATIONS                 (107,759)             (49,569)
                                                ----------           ----------
TOTAL LOSS                                      (1,869,850)            (860,131)

     Also included in FutureLink's comprehensive loss is $47,596 relating to non-cash loss from sale of assets. During the year, the Company's subsidiary, FutureLink Alberta, disposed of certain assets in exchange for a 50% equity investment in NextClick Ltd. valued at $1, leading to a non-cash loss of $47,596. On November 30, 1998, the Company sold its investment in exchange for a debenture receivable in the amount of CDN$100,000. The debenture is due on demand on or after March 31, 1999. A first floating charge against the assets of the issuer has been pledged as security. Due to the uncertainty of collectibility, the CDN$100,000 debenture is carried at the book value of the exchanged Common Shares, being $1. The debenture is non-interest bearing.

     WORKING CAPITAL

     As at December 31, 1998, FutureLink had a working capital deficit of $2,747,027, and was in technical breach of its working capital ratio covenant with its bank. FutureLink's continuation as a going concern is dependent on its ability to obtain additional financing and generate sufficient cash flow from operations to meet its obligations on a timely basis.

     As at March 18, 1999, FutureLink obtained financing of $2,780,000 and has reduced its working capital deficit. FutureLink has also become an SEC registrant effective January 6, 1999, with such registration improving the Company's ability to raise additional capital. To March 18, 1999, the bank has not formally given notice of the covenant deficiencies, has not given an indication of plans to call the loan, and has not imposed the penalty interest.

DECEMBER 31, 1998 VS. DECEMBER 31, 1997

     The following is an analysis and comparison (where applicable) of the main components of FutureLink's 1998 loss from operations of $5,210,947:

     REVENUES

     In the twelve months ended December 31, 1998, the Company recorded total revenues of $2,436,658. In 1997, FutureLink (then known as Core Ventures Inc.) did not have any active operations.

     The major source of FutureLink's 1998 revenues were information technology consulting revenues of $1,471,206 generated by its subsidiaries for providing information technology outsourcing services, IT business practices consulting and server-based computing consulting. FutureLink's consulting revenues from its FutureLink/SysGold subsidiary amounted to $1,451,770 representing FutureLink/SysGold's revenues for the period August 24, 1998 to December 31, 1998.

     The other source of FutureLink's 1998 revenues were hardware and software sales, resulting from FutureLink's subsidiaries procurement business whereby the Company sources, purchases and then resells hardware and software to its IT consulting clients. FutureLink generated a 8.6% gross margin on those procurement services.

     EXPENSES

     Hardware and Software Purchases

     Hardware and software purchases of $879,927 in 1998 were for customer equipment and software that was resold to customers at cost plus an administration mark up. The gross margin on the resale of the equipment was 8.6%.

     Contracts, Payroll and Benefits

     Contracts, payroll and benefit expenses includes FutureLink Alberta cash compensation for employees and contractors for the period November 24, 1998 to December 31, 1998 (the period that FutureLink Alberta was a subsidiary of FutureLink). FutureLink Alberta's cash compensation for the period January 1, 1998 to November 23, 1998 is included in the Equity in Loss of Affiliate line on the income statement. In addition, FutureLink/SysGold compensation for employees and contractors is included for the period after the acquisition by FutureLink. FutureLink Alberta and FutureLink/SysGold's cash contracts, payroll and benefits expense comprise payments and accrued payments to information technology service contractors and salaries, revenue sharing and benefits for directors, management, sales, marketing, information technology service and administrative employees.

     Also included in contracts, payroll and benefits is FutureLink's non-cash expense of $2,114,000 related to the issuance of 3,500,000 shares to employees, officers and directors in 1998, as approved by the Company's stockholders in January 1998 as part of the Company's acquisition of 46% of FutureLink Alberta.

     FutureLink's consolidated contracts, payroll and benefits expense is composed of the following:

     FutureLink Non-Cash Share Issuance Expense                                        $2,114,000

     FutureLink Cash Compensation                                                          $5,666

     FutureLink Alberta Cash Compensation (for the period                                $134,380
     November 24, 1998 to December 31, 1998)

     FutureLink/SysGold Cash Compensation (for the period August 24, 1998 to
     December 31, 1998)                                                                $1,407,560
                                                                                       ----------
     TOTAL                                                                             $3,661,606


     Accounting and Legal Costs

     FutureLink had 1998 consolidated accounting and legal expenses of $80,591 related to accounting, audit, corporate governance, compliance and commercial transaction costs. In addition, FutureLink Alberta incurred 1998 accounting and legal expenses of $125,136 prior to its results being consolidated into FutureLink's results effective November 23, 1998. These pre-consolidation expenses are included in the $860,131 equity in loss of affiliate. On acquisition of FutureLink Alberta, $56,218 of legal and accounting expenses were capitalized. In addition, FutureLink capitalized $53,705 of accounting and legal costs as part of its acquisition of Riverview Management Corp. (now FutureLink/SysGold Ltd.).

     In 1997, the Company incurred $109,992 of legal and accounting expenses as part of its general accounting and compliance costs and the unsuccessful attempt to acquire Printscan.

     Rent

     The Company incurred rent expenses of $77,035, relating mainly to rent for its premises in Bow Valley Square, in Calgary, being $51,930 commencing August 24, 1998. In addition, included in the rent costs is rent related to FutureLink Alberta's previous premises in Calgary of $16,854 for the period FutureLink Alberta was consolidated (November 23, 1998 to December 31, 1998). FutureLink also incurred rent expenses relating to U.S. operations of $8,251. Subsequent to December 31, 1998, FutureLink Alberta's previous premises were sublet.

     General and Administrative Expenses

     FutureLink's consolidated general and administrative expenses include FutureLink/SysGold's general and administrative expenses for the period from August 24, 1998 to December 31, 1998 and FutureLink Alberta's general and administrative expenses for the period from November 23, 1998 to December 31, 1998.

     FutureLink's consolidated general and administrative expenses are comprised of the following:

Travel Expenses                                                         $ 95,148
Meals and Entertainment Expenses                                        $  9,379
Office Expenses                                                         $204,790
Consulting Expenses                                                     $ 78,622
Promotional Expenses                                                    $ 99,814
Staff Development Expenses                                              $ 58,043
Other Expenses                                                          $ 68,169
                                                                        --------
TOTAL                                                                   $613,965

     The Company incurred minor general and administrative expenses in 1997 of $12,057 as it did not have any active operations.

     Travel expenses were incurred to secure business partnerships, customers and financing, in addition to establishing offices in the United States. Office expenses were incurred in maintaining and establishing FutureLink's head office in Calgary and satellite offices in the United States. Consulting expenses were incurred to engage consultants to assist the Company in several areas including business development, marketing, market research, market analysis, investor relations and delivery of IT services to customers. Promotional expenses include advertising, marketing and public relations expenditures and were incurred in order to build FutureLink's brand awareness in the general business, technology services and financial markets to generate business for FutureLink and build long-term value for FutureLink's shareholders. Staff development expenses are composed mainly of costs relating to training to ensure FutureLink's professional IT staff are current with their technical skills in order to deliver quality value-added services to our customers.

     Interest on Long-Term Debt

     FutureLink's 1998 interest expense of $1,303,743 is comprised of:

Non-Cash Interest Charge Related to the 10% Convertible               $1,199,018
     Debenture Financing
Interest Related to the 10% Convertible Debenture Financing           $   73,271
Interest Accrued related to Stockholder Loans                         $   12,197
Interest Accrued related to Notes Payable                             $    6,763
Interest Accrued related to Bank Indebtedness                         $    9,645
Other Non-Cash Interest Expense                                       $    2,849
                                                                      ----------
TOTAL                                                                 $1,303,743

     Financing Fees

     FutureLink's financing fees of $89,000 relate to penalties incurred on the 10% convertible debenture due to the late registration of the shares underlying the debentures with the Securities and Exchange Commission. The penalties have been added to the total convertible debenture balance as at December 31, 1998.

     Bad Debt Expense

     FutureLink's bad debt expense of $125,833 as at December 31, 1998 includes actual bad debts and a provision for doubtful accounts in FutureLink Alberta and FutureLink/SysGold relating to amounts for which management believes collection to be unlikely.

     Bad debt expense also includes $56,611 of bad debt provisions related to accounts receivables from companies which certain FutureLink's officers are or were directors of. The related client companies were early customers of FutureLink Alberta's server-based computing information technology service and supported FutureLink Alberta as it built its server-based computing expertise key to its launch of its Applications Service Provision business in late 1998.

     Depreciation

     FutureLink's consolidated depreciation of $119,236 is related to FutureLink/SysGold's and FutureLink Alberta's depreciation of computer equipment, software, leasehold improvements and office equipment for the period their results were consolidated into the results of FutureLink.

     Amortization of Intangible Assets

     FutureLink's amortization expense of $667,617 includes:

Goodwill amortization for 1998 related to the acquisitions
of FutureLink Alberta and FutureLink/SysGold                              $285,395

1998 amortization of employee and consultant base
intangible asset related to the acquisition of FutureLink/SysGold         $382,222
                                                                          --------

TOTAL                                                                     $667,617

LIQUIDITY AND CAPITAL RESOURCES

     As at December 31, 1998, FutureLink had a working capital deficit of $2,747,027, and was in technical breach of its working capital ratio covenant with its bank. As at March 18, 1999, FutureLink has raised $2,780,000. Of the $2,780,000, $2,280,000 was convertible debt capital remaining on the initial TK Debenture Acquisition Agreement and $500,000 came from the Augustine Fund LP Debenture Acquisition Agreement. As a result of these financings, FutureLink reduced its working capital deficit after year end. FutureLink has also become an SEC registrant effective January 6, 1999, with such registration improving the Company's ability to raise additional capital in the United States and Canada and in the public and private capital markets.

     FutureLink received $4,606,974 of capital in 1998 comprised of:

Private placement of units of shares and warrants         $  850,300
Convertible Debentures and Stockholder Loans              $3,756,674

     In 1998, FutureLink's sources and uses of cash were as follows:

Operating loss adjusted for non-cash expenses                                   $(1,677,363)
Foreign currency translation                                                    $   (96,468)
Working capital changes                                                         $   685,587
Acquisition of subsidiaries including acquisition costs                         $(2,129,072)
Net Capital Assets acquired                                                     $  (785,288)
Advances to equity investee                                                     $  (990,305)
Other investment activities                                                     $   (69,435)
Equity & convertible equity capital net of issue costs & financing fees         $ 4,117,982
Other net financing activities                                                  $   131,796
Financing from demand credit facility                                           $   819,217
                                                                                -----------
NET INCREASE IN CASH                                                            $     6,651

     In August 1998, FutureLink entered into a 10% convertible debenture agreement to provide up to $5,000,000 of financing. FutureLink was funded $2,720,000 of convertible debenture financing in 1998 which funding was used to acquire FutureLink/SysGold, to fund the operations of FutureLink, FutureLink/SysGold and FutureLink Alberta and for capital investments particularly related to the construction of the Calgary server farm used to host applications for FutureLink's Application Service Provision services. As of December 31, 1998, there was $2,375,530 of convertible debt and accrued interest still outstanding.

     In addition, FutureLink/Sysgold secured a CDN$1,000,000 demand secured credit facility with a Canadian chartered bank for which FutureLink has provided a guarantee. FutureLink/SysGold was in technical breach on its working capital ratio related to the credit facility as of December 31, 1998. To March 31, 1999, the bank has not formally given notice of the covenant deficiencies, has not given an indication of plans to call the loan, and has not imposed the penalty interest.

              ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index included at "Item 13. Exhibits and Financial Statements Schedules and Reports on Form 8-K".

                   ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In May, 1998, the Company engaged Ernst & Young LLP as its independent chartered accountants to audit its financial statements beginning the year ended December 31, 1997. Ernst & Young LLP reported, without reservation, on FutureLink's audited financial statements for the year ended December 31, 1997.

     FutureLink Alberta retained Halpin Anthony Owen & Mayer, Chartered Accountants ("HAOM") of Calgary, Alberta, Canada since its incorporation in March, 1996. During the term of HAOM's engagement by FutureLink Alberta, there were no disagreements on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of HAOM, would have caused it to make reference to the subject matter of the disagreement in connection with HAOM's report. With the acquisition of FutureLink Alberta by the Company in a series of transactions between July, 1998 and January, 1999, FutureLink Alberta engaged Ernst & Young LLP, the Company's independent auditors, to become their independent auditors replacing HAOM.

     FutureLink/SysGold (formerly Riverview Management Corporation and its subsidiary SysGold Ltd.) had retained Buchanan Barry & Co. of Calgary, Alberta, Canada first as independent chartered accountants, and later as auditors, since 1993. During the term of Buchanan Barry's engagement by FutureLink/SysGold, there were no disagreements on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Buchanan Barry, would have caused it to make reference to the subject matter of the disagreement in connection with its report. With the Company's acquisition of all of the voting equity of FutureLink/SysGold in August, 1998, Ernst & Young LLP, the Company's independent auditors, were engaged as FutureLink/SysGold's independent auditors.

     Ernst & Young LLP has acted as independent chartered accountants to the Company and all of its subsidiaries, including FutureLink Alberta and FutureLink/SysGold, in auditing the consolidated financial statements for the FutureLink companies for the year ended December 31, 1998 and 1997. There have been no disagreements on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused that firm to make reference to the subject matter of the disagreement in connection with its report.

                                    PART III

                   ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table and the more detailed information which follows sets forth certain information concerning FutureLink's Directors and Executive
Officers:


                NAME               AGE                    POSITION HELD
     --------------------------   -----  ------------------------------------------------------------

     Cameron B. Chell              30    Chairman of the Board, Chief Executive Officer and President

     Donald A. Bialik              43    Vice-Chairman of the Board

     Raghu Kilambi                 33    Director, VP-Corporate Finance and Chief Financial Officer

     Linda M. Murray               33    Corporate Secretary (to February 28, 1999)

     Kyle B.A. Scott               34    Corporate Secretary (from March 1, 1999)

     William (Bill) Arnett         43    Chief Operating Officer (from March 6, 1999)

     Philip R. Ladouceur           58    Director

     Robert Kubbernus(1)           39    Director

     F. Bryson Farrill(1)          71    Director

     Robert H. Kohn(1)             41    Director

     Note (1): Members of both the Audit Committee and the Compensation
Committee

CAMERON B. CHELL
Chairman of the Board and CEO since April, 1998 and Director since January, 1998 Effective March 6, 1999, assumed the office of President
Age: 30

     Mr. Chell has served as Chief Executive Officer and Chairman of the Board since April 24, 1998. His primary responsibility has been to assemble a leading edge professional technology and business team to implement the business plans of the Company and each of its subsidiaries. His secondary responsibility is to seek financing for FutureLink Alberta and FutureLink. Mr. Chell has helped build several technology companies over the past 10 years. He is a director of JAWS Technologies Inc., an

Internet based encryption technology company (OTC--BB: symbol JAWZ) and a director of Willson Stationers Ltd. From 1994 to May 1997, Mr. Chell was employed as a registered representative of a brokerage firm in Calgary, Alberta, Canada. Prior to 1994, Mr. Chell was self-employed in computer sales and other non-related positions.

     On November 6, 1998, Cameron Chell entered into a Settlement Agreement with The Alberta Stock Exchange (the "ASE") to resolve a pending investigation into alleged breaches by Mr. Chell of ASE rules and by-laws. As part of the Settlement Agreement, (i) Mr. Chell acknowledged that he had breached certain duties of supervision, disclosure, or compliance in connection with various offers and sales of securities and (ii) Mr. Chell was prohibited from receiving ASE approval for a five year period, subjected to a CDN$25,000 fine and a three year period of enhanced supervision. The Company is not entirely certain whether the Settlement Agreement with the ASE represents "closure" with regard to these matters.

DONALD A. BIALIK, P.ENG.
President and Director since September, 1998
Effective March 6, 1999, assumed the office of Vice-Chairman
Age: 43

     Mr. Bialik has been the President since August 21, 1998. He received his Bachelor of Applied Science (B.A.Sc.) in Civil Engineering from the University of Toronto in 1980 and his MBA from the University of Calgary in 1988. Mr. Bialik's focus as Vice-Chairman is on the opening and integration of new markets and acquisitions. Mr. Bialik is a highly respected, successful entrepreneur and the founder of FutureLink/SysGold Ltd. with 15 years in the Information Systems business. Mr. Bialik offers clients 10 years of specific information systems expertise.

RAGHU KILAMBI, C.A.
Vice-President, Corporate Finance and CFO since March, 1998 and Director since June, 1998 Age: 33

     Mr. Kilambi has served as Vice President of Corporate Finance and Chief Financial Office of the Company since March 1998, with primary responsibilities including corporate finance, acquisitions, financial reporting and compliance. As President of New Economy Capital Inc., Mr. Kilambi raised significant equity and debt financing for Canadian and US public and private high technology corporations. Previously, Mr. Kilambi was the Director, Financial Services and Taxation and Corporate Secretary for Canada Starch Company Inc., a CDN$400 million subsidiary of CPC International (now known as Bestfoods) and the Chief Accountant for a financial services company, Morgan Financial Corporation. Mr. Kilambi graduated from McGill University with a Bachelor of Commerce in Finance and Accounting and commenced his career as a Chartered Accountant with the international accounting firm of Touche Ross & Co. (now Deloitte & Touche). Mr. Kilambi is also a director of Advanced Vision Systems Corp. (ASE: AVD) and Willson Stationers Ltd., a private company and FutureLink customer.

F. BRYSON FARRILL
Director since January, 1998
Age:  71

     Until 1989, Mr. Farrill had various positions with Scotia McLeod and McLeod Young Weir including acting in the capacity as the former Chairman of Scotia McLeod (USA) Inc. and McLeod Young Weir Ltd. Mr. Farrill brings to FutureLink more than 30 years of equity, fixed income and corporate finance experience in North America and Europe. He is the President and Chairman of Solar Pharmaceuticals Ltd. (VSE.SLR) and Director of Panther Resources Ltd. (OTC-BB-PTHR), Devine Entertainment Inc. (TSE-BBD), and Home Life Inc. (OTC-BB-HLMF).

ROBERT H. KOHN
Director since February, 1998
Age:  41

     Mr. Kohn has a Bachelors degree in Business Administration from California State University in Northridge and a law degree from Loyola Law School in Los Angeles. From 1983 to 1985 he worked as corporate counsel to Ashton-Tate Corporation, a developer and marketer of personal computer software. From October 1985, to March 1987, Mr. Kohn was associate general counsel for Candel Corporation, a developer of software for IBM mainframes. From March 1987, to September 1996, Mr. Kohn was a Senior Vice-President of Borland International, Inc. (now Inprise Corp.), a developer and marketer of personal computer software (Inprise Corp. trades on NASDAQ-National Board-INPR). From October 1996, to December 1997, Mr. Kohn was Vice President of Business Development and General Counsel of Pretty Good Privacy, Inc. a data encryption company. From January 1998, to present Mr. Kohn has been the Chairman of GoodNoise Corporation (OTC-BB symbol GDNO), an Internet record company. Mr. Kohn is also an Adjunct Professor of Law and Business Organizations at the Monterey College of Law.

ROBERT KUBBERNUS
Director since January, 1998
Age:  39

     Prior to 1992, Mr. Kubbernus was the Chief Financial Officer of Bankers Capital Group. His responsibilities included the development of new products and markets as well as overseeing the financial controls of the Company. Since 1992, Mr. Kubbernus has served as the President of Bankton Financial Corporation, which specializes in the placement of debt instruments with institutional and private lenders. Bankton Financial is also involved in corporate restructuring and planning. In addition, Mr. Kubbernus has served as the President of JAWS Technologies, Inc. since 1998.

PHILIP R. LADOUCEUR
Director since August, 1998
Age:  58

     Mr. Ladouceur has served MetroNet Communications Corp. as a director since October 1996, and was President of MetroNet from October 1996, to October 1997. When Mr. Ladouceur joined MetroNet, the company was a local Calgary, Alberta, Canada telecommunications concern. He has led the company through equity and debt financings of more than CDN$2,000,000,000 as well as the company's initial public offering on the NASDAQ and Toronto Stock Exchanges. Also, Mr. Ladouceur guided the company through its recent acquisition of Rogers Communications' Telecom business, a transaction valued at over CDN$1,000,000,000. AT&T Canada recently announced plans to acquire MetroNet in a transaction valued at approximately CDN$4,000,000,000. Prior to joining MetroNet, Mr. Ladouceur was Executive Vice President, Operations at Bell Canada International Inc. from February 1995, to October 1996, where he led key restructuring efforts and the formation of a major joint venture with IBM Canada. From October 1992, to February 1995, Mr. Ladouceur was the founding President and Chief Executive Officer of ISM Information Systems Management (Alberta) Ltd., ("ISM"), a Canadian computer and network management outsourcing company. Under Mr. Ladouceur's direction, ISM grew to CDN$75,000,000 in revenue on an annual basis, and over 700 employees in a two-year period from start-up. Mr. Ladouceur founded and, from June 1990, to October 1992, was the Managing Director of HDL Capital Corporation, a Toronto-based merchant bank that specializes in business turnarounds, management buyouts, and financing for medium and small businesses in the telecommunications, technology, software, and retail sectors. From 1986 to 1989, Mr. Ladouceur was Senior Vice President, Finance, Chief Financial Officer and a director of Rogers Communications Inc., one of the largest cable, cellular and broadcasting companies in North America. While with Rogers, he oversaw the completion of over CDN$3,000,000,000 in public and private financings. Additionally, Mr. Ladouceur is currently serving as the Chairman of the Competitive Telecommunications Association of Canada.

WILLIAM V. (BILL) ARNETT
Effective March 6, 1999, Chief Operating Officer
Age: 43

     Mr. Arnett was recently promoted Chief Operating Officer of FutureLink from his previous position as Vice-President and Managing Director of FutureLink SysGold. Prior to the acquisition of FutureLink/ SysGold by the Company, Mr. Arnett served SysGold Ltd. as Vice-President. He received a B.Sc. in Economics (with honors) from the London School of Economics. Before joining SysGold Ltd., Mr. Arnett spent 13 years in various IT management positions in the oil and gas industry, based in Calgary, with Numac Energy Inc., WestCoast Petroleum, Amoco Canada and Dome Petroleum, gaining significant experience in managing all aspects of information technology for "upstream" oil and gas companies. Prior to moving to Calgary, Mr. Arnett spent five years in England in various IT roles with manufacturing organizations developing real-time application solutions for companies including Black & Decker.

KYLE B.A. SCOTT
Effective March 1, 1999, Corporate Secretary
Age: 34

     Mr. Scott recently joined FutureLink as General Counsel and Corporate Secretary from the law firm Howard Mackie of Calgary, Alberta, Canada where he served as an associate specializing in corporate and securities law. Prior to joining Howard Mackie, Mr. Scott served with the Listings Department of the ASE, reviewing applications for listing or proposed acquisitions of junior natural resource, industrial and high technology companies. Before joining the ASE, Mr. Scott served as an Associate, Corporate Finance with Oxbow Capital Corporation, a private merchant banking and venture capital company specializing in financing businesses in knowledge-based industries and assisting in the "going public" process. From 1993 to 1996, Mr. Scott served as General Counsel for Kedon Waste Services, Western Canada's largest landfill contractor. Mr. Scott received both a Bachelor of Laws (with distinction) and MBA from the University of Western Ontario (Ivey School of Business) in 1991.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     FutureLink's directors and executive officers and individuals owning more than 10 percent of the Company's Common Stock are required to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission regulations also require those persons to provide copies of all filed Section 16(a) reports to FutureLink. The Company has reviewed the report copies filed in 1998, and based also on written representations from those persons, the Company believes that there was compliance with Section 16(a) filing requirements for 1998, except that Robert Kohn did not file a Form 3 Initial Statement of Beneficial Ownership of Securities.

                        ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth all compensation received for services rendered to FutureLink in all capacities for the years ended December 31, 1998 and 1997, by (i) Cameron Chell, who has served as Chief Executive Officer of FutureLink during the years ended December 31, 1998 and 1997 and (ii) each of the four most highly compensated executive officers of FutureLink who were serving as executive officers as at December 31, 1998.

SUMMARY COMPENSATION TABLE

     The following table sets forth compensation in respect of the senior executive officers of the Company and its subsidiaries for the fiscal years ended December 31, 1997 and 1998:


                                              Annual Compensation Paid                Long Term
                                              ------------------------               Compensation

                                                                   Other Annual       Securities         All Other
   Name and Principal     Period       Salary          Bonus       Compensation     Under Options       Compensation
        Position           Ended        ($)             ($)           ($)(1)          Granted (#)          ($)(2)
-----------------------   ------    -----------     -----------    ------------     --------------      ------------
Cameron Chell Chairman,    1998     CDN$125,000         Nil             Nil            500,000           CDN$10,417
CEO and President

Raghu Kilambi(3)           1998     CDN$100,000         Nil             Nil            500,000           CDN$7,000
CFO and VP-Finance

Don Bialik(4)              1998      CDN$64,846         Nil             Nil            250,000              Nil
Vice-Chairman

Bill Arnett(4)             1998      CDN$45,625      CDN$3,500       CDN$9,173         150,000           CDN$39,310
COO

Notes:

1. Other Annual Compensation represents Registered Retirement Savings Plan contributions made on behalf of the employee by the Company. This program was a carry over from the FutureLink/SysGold acquisition and is calculated at 5% of the gross T4 income less previous year's RRSP payment.

2.   Other Compensation:

     a)  for Cameron Chell consisted of consulting fees;

     b)  for Raghu Kilambi was for consulting fees; and

     c) For Bill Arnett was part of the Profit Sharing Program as a carry over from the FutureLink/SysGold acquisition which is based upon a negotiated percentage of consulting revenue earned by that particular person (see "Employment Agreements").

3.   Raghu Kilambi's compensation is for the period March 1 to December 31,
     1998.

4. The compensation figures Don Bialik and Bill Arnett reflect the period August 24 through December 31, 1998 following the acquisition of FutureLink/SysGold by the Company.

     1998 STOCK OPTION PLAN

     FutureLink's 1998 Stock Option Plan (the "Option Plan") provides for the granting of either incentive stock options or non-qualified stock options to officers, other key employees and directors of the Company. The Option Plan is to be administered by the Board's "outside directors" and the Option Plan is administered by the Compensation Committee of the Board of Directors.

     Stock Options granted under the Option Plan can have a term of up to ten years and must have an exercise price equal to at least the fair market value of the stock subject to the option on the date of the grant (or 110% with respect to holders of more than 10% of the voting power of FutureLink's outstanding shares of Common Stock with a five year maximum term). Stock options granted under the Option Plan are non-transferable and generally expire ninety days after the termination of an optionee's service to the Company (one year in the case of disability or death of the optionee). Upon the dissolution or liquidation of FutureLink or upon any reorganization, merger or consolidation in which the Company does not survive, the Option Plan, and each outstanding stock option granted thereunder may terminate, provided that each optionee to whom no substitute option has been tendered by the surviving corporation in any such transaction shall have the right to exercise, in whole or in part, any unexpired stock option or options issued to him or her, without regard to any applicable vesting provisions.

     The 1998 Option Plan, which became effective June 29, 1998, originally placed a fixed maximum of 3,400,000 shares of Common Stock which may be issued pursuant to the exercise of stock options granted under the Option Plan. At the Annual Meeting of Stockholders held November 30, 1998, Stockholders approved an amendment to the Option Plan setting a floating maximum of 30% of the total issued and outstanding shares of Common Stock which may be issued pursuant to the exercise of stock options granted under the (amended) Option Plan. The number of shares of Common Stock issuable on the exercise of stock options granted to December 31, 1998 by the Company, being 4,162,500 shares, is well within this 30% maximum. Of these outstanding stock options, 2,930,000 shares of Common Stock are issuable at an exercise price of $0.76 per share, 800,000 shares at an exercise price of $1.17 per share and 432,500 shares at $0.45 per share. Please refer to "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Issuances of Securities During the Last Fiscal Year and Subsequent to December 31, 1998 - D. Options" for the vesting provisions relating to all outstanding stock options.

     OPTION GRANTS IN LAST FISCAL YEAR

     The Company's Option Plan became effective on June 29, 1998 and all outstanding stock options were granted during the year ended December 31, 1998. No stock options have been exercised to date. Stock options granted to, and held by, the five most highly paid executive officers of the Company, including Cameron Chell, FutureLink's CEO, are as follows:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                             NUMBER OF
                            SECURITIES               PERCENT OF TOTAL
                            UNDERLYING             OPTIONS/SARS GRANTED           EXERCISE OR
                           OPTIONS/SARS           TO EMPLOYEES IN FISCAL          BASE PRICE        EXPIRATION
NAME                        GRANTED (#)                    YEAR                     ($/SH)             DATE
------------------------   -------------          ----------------------          ------------    ---------------
Cameron Chell, Chairman,      500,000                      12.0%                     $0.76         June 29, 2001
  President & CEO

Raghu Kilambi, CFO            500,000                      12.0%                     $0.76         June 29, 2001

Don Bialik, Vice-Chairman     250,000                      6.0%                      $1.17        August 5, 2001

Bill Arnett, COO              150,000                      3.6%                      $1.17        August 5, 2001


     EMPLOYMENT AGREEMENTS

     FutureLink has, through its subsidiaries, FutureLink Alberta and FutureLink/SysGold, entered into formal employment agreements with each of the "named executives" listed in the Summary Compensation Table.

     Cameron Chell executed a Services and Compensation Agreement with FutureLink Alberta (then Coffee.com interactive c@fe corp.) July 1, 1997 to serve as President and Chief Executive Officer of that company. Since May 1, 1998, Mr. Chell's annual base salary has been set at CDN$150,000 per annum. Additional terms include notice provisions (Mr. Chell must provide 60 days' notice, FutureLink Alberta must provide Mr. Chell 30 days' notice). A draft Employment Agreement, to be dated effective December 1, 1998, between Mr. Chell, FutureLink Alberta and the Company has been negotiated, but requires the final approval of the Compensation Committee of the Board of Directors before execution. The financial terms and other conditions of this draft Employment Agreement include formalizing Mr. Chell's base salary of CDN$150,000 per annum as CEO, four weeks paid vacation per year, a maximum 20% performance bonus, discretionary incentive bonus and standard benefits. Mr. Chell will be able to resign on four months notice and FutureLink must pay one year's base salary as severance if it terminates Mr. Chell's employment prior to the end of the term, unless the termination is for improper activities. The draft Employment Agreement also includes confidentiality and non-competition clauses, the latter for the term of the agreement plus six months thereafter.

     An Employment Agreement between FutureLink/SysGold, the Company and Mr. Bialik was executed August 21, 1998 as part of the FutureLink/SysGold acquisition. Under the terms of this agreement, Mr. Bialik agreed to serve the Company in an executive capacity, as President (or in such capacity as the Board of Directors may determine) for a three year term to August 21, 2001. Other key terms of Mr. Bialik's contract include annual base salary of CDN$180,000, which may be increased by agreement between the parties in subsequent years, a maximum performance bonus of 20% of base salary, standard employer benefits and six weeks paid vacation per year. Mr. Bialik is entitled to resign on four months notice to the Company. Should FutureLink terminate Mr. Bialik as an executive, FutureLink/SysGold would be obligated to pay out amounts owed to Mr. Bialik for the balance of the term of the agreement, unless the termination is for improper activities. The agreement sets out confidentiality and non-competition provisions, the latter for the term of the agreement and for two years thereafter.

     Mr. Kilambi entered into a formal Employment Agreement with FutureLink Alberta (and the Company) on December 1, 1998 as Vice-President - Corporate Finance and Chief Financial Officer for both FutureLink and FutureLink Alberta for a two year term. Base salary under this agreement is CDN$150,000 per year, which can be adjusted upward in subsequent years. Additional terms include four weeks paid vacation per year, a maximum 20% performance bonus, discretionary incentive bonus and standard benefits. Mr. Kilambi can resign on four months notice and FutureLink must pay one year's base salary as severance if it terminates Mr. Kilambi prior to the end of the term, unless the termination is for improper activities. The Employment Agreement also includes confidentiality and non-competition (for the term plus six months thereafter) clauses.

     Bill Arnett's formal Employment Agreement is dated July 29, 1996 and is with SysGold Ltd., which was wound-up into FutureLink/SysGold in August, 1998. Mr. Arnett began with SysGold as Manager - Information Technology and has risen to the position of Chief Operating Officer of FutureLink and FutureLink/SysGold. The terms of the agreement include base salary of CDN $115,000 per year (increased to CDN$127,000 per year in July, 1998), annual paid vacation of four weeks per year, profit sharing incentives based on direct consulting billing, supervisory work and marketing, as well as a discretionary bonus. Termination is four weeks notice by Mr. Arnett with no specified severance or notice period should the Company (or FutureLink/SysGold) terminate the agreement. The non-competition clause sets a nine month following date of termination period and the agreement also addresses confidentiality issues. With the recent promotion of Mr. Arnett to COO of FutureLink, it is likely that a revised Employment Agreement will be negotiated and executed in the not-too-distant future.

     DIRECTOR COMPENSATION

     The Company's outside directors currently receive nominal cash compensation of $250 per meeting of the Board of Directors and any committee thereof which they attend. Outside directors may also be reimbursed for certain expenses in connection with attendance at Board and committee meetings and may receive grants of options to purchase shares of Common Stock upon their initial joining of the Board and any re-election as a director thereafter.

     Pursuant to an agreement dated July 16, 1998, FutureLink agreed to nominate Mr. Philip Ladouceur to the Board of Directors on or before November 30, 1998. Under the terms of this agreement, Mr. Ladouceur's service company, Mardale Investments Ltd., was paid a fee of CDN$100,000 and Mr. Ladouceur was granted stock options to purchase 500,000 shares of Common Stock at an exercise price of $0.76 per share until June 29, 2001. Half of these stock options vested upon execution of the agreement and the other half on the first anniversary of the date of execution of the agreement with Mr. Ladouceur. As an outside director, Mr. Ladouceur is also entitled to receive $250 per meeting attended as well as reimbursement for meeting-related expenses. This agreement also anticipates the payment of consulting fees to Mr. Ladouceur should he provide additional services to the Company.

     Stock options have also been granted to the other outside directors of the Company upon their election to FutureLink's Board. Both Mr. Farrill and
Mr. Kubbernus each hold 250,000 non-qualified stock options exercisable at $0.76, half of which vested June 29, 1998 with the second half vesting June 29, 1999. Mr. Kohn received 200,000 non-qualified stock options with similar exercise and vesting provisions to Mr. Farrill's and Mr. Kubbernus' stock options.


                     ITEM 11 - SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number and percentage of the outstanding shares of Common Stock owned beneficially as of December 31, 1998, by each director as of such date, by the Company's Chief Executive Officer (the "CEO"), by the four other most highly compensated executive officers other than the CEO (who receive in excess of $100,000 in annual compensation), by all directors and executive officers as a group, and by each person who, to the knowledge of the Company, beneficially owned more that 5% of any class of the Company's voting stock on such date.

                                                   Shares of Common    Percentage        Options,        Percentage
                                                         Stock          of Common      Warrants and       Based on
                NAME AND ADDRESS                     Beneficially         Stock        Exchangeable         Full
               OF BENEFICIAL OWNER                       Owned             (1)           Shares(2)       Dilution(3)
----------------------------------------------     -----------------   ----------      ------------     ------------

Cameron Chell(4)
         306 - 20th Street NW                           577,750           2.9%            250,000           2.9%
         Calgary, Alberta T2N 2K3

Don Bialik(5)
         3911 Crestview Road SW                           Nil              0%            4,375,000          15.2%
         Calgary, Alberta

Raghu Kilambi(6)
         286 Briar Hill Avenue                          300,000           1.5%            250,000           1.9%
         Toronto, Ontario M4R 1J2

Philip Ladouceur(7)
         119 Valley Ridge Green NW                      240,000           1.2%            250,000           1.7%
         Calgary, Alberta T3B 5L5

Robert Kohn(8)
         One Arbor Lane                                 375,000           1.9%            100,000           1.7%
         Pebble Beach, California,  93953

Bryson Farrill(9)
         305 Old Oaks Road                              225,000           1.1%            125,000           1.2%
         Fairfield, Connecticut 06432

Robert Kubbernus(9)
         300 Water Stone Crescent                       225,000           1.1%            125,000           1.2%
         Airdrie, Alberta T4B 1H4

Bill Arnett(10)
         5 Sunlake Street S.E.                             0              0.0%            75,000            0.3%
         Calgary, Alberta T2X 3J1


Notes:

1. Based upon 20,175,105 shares of Common Stock outstanding (and paid for) as of December 31, 1998. Does not include any shares issued underlying convertible debentures or warrants not yet converted or exercised.

2. Does not include options granted prior to December 31, 1998 that vest more than 60 days following the date of this Report (on or before June 8, 1999, only 1,986,500 of 4,162,500 shares underlying stock options granted prior to December 31, 1998 will be issuable upon exercise of stock options which will have vested)

3. Based upon 28,836,325 shares of Common Stock outstanding after all stock options (which vest before June 8, 1999), warrants and exchangeable shares outstanding as at December 31, 1998 have been exercised or exchanged. This figure does not include shares of Common Stock issuable upon conversion of $2,220,000 of outstanding (non-converted) convertible debentures as at December 31, 1998.

4. Includes options for the purchase of 250,000 shares of Common Stock exercisable at $0.76 per share which vested on June 29, 1998.

5. Donald A. Bialik and Olivia B. Bialik (wife of Donald Bialik) do not currently own any shares of FutureLink. However, pursuant to a stock purchase agreement in connection with Riverview Management Corporation, they have the right to an aggregate of 4,250,000 Common Shares in the Company. Donald Bialik also has options for the purchase of 125,000 shares of Common Stock exercisable at $1.17 per share which vested on August 5, 1998.

6. Includes options for the purchase of 250,000 shares of Common Stock exercisable at $0.76 per share which vested on June 29, 1998.

7. Includes options for the purchase of 250,000 shares of Common Stock exercisable at $0.76 per share which vested on July 16, 1998.

8. Includes options for the purchase of 100,000 shares of Common Stock exercisable at $0.76 per share which vested on June 29, 1998.

9. Includes options for the purchase of 125,000 shares of Common Stock exercisable at $0.76 per share which vested on June 29, 1998.

10. Includes options for the purchase of 75,000 shares of Common Stock exercisable at $1.17 per share which vested on January 5, 1999.

                         ITEM 12 - CERTAIN RELATIONSHIPS
                            AND RELATED TRANSACTIONS

     SHARE ACQUISITION AGREEMENT

     In the Share Acquisition Agreement dated January 20, 1998, between Core Ventures, Inc. (now known as FutureLink), FutureLink Alberta, Cameron Chell, Linda Carling, Colleen Rudolph, Bernie March, and Gerald Albert, the Company agreed to acquire 1,540,000 Class "A" Common Voting Shares of FutureLink Alberta (46% of such Company's issued shares) in consideration of the issuance of 1,540,000 FutureLink Common Shares. The shares were issued subject to an escrow agreement. The agreement provided that 3,500,000 FutureLink Common Shares would be issued to various employees for the consideration of $3,500, and were issued in July, 1998. FutureLink Alberta was added as a party for the purpose of making representations and warranties to induce the Company to enter into the agreement. All parties involved were at one time principals in FutureLink Alberta and Cameron Chell is currently C.E.O. of both companies.

     TAKE-OVER BID CIRCULAR

     The Take-Over Bid Circular dated September 28, 1998 is an offer by the Company to purchase the remaining 54% of the outstanding shares of FutureLink Alberta. The board of directors and officers of both companies are essentially the same. See "ITEM 1. DESCRIPTION OF BUSINESS--History."

     ESCROW AGREEMENT

     The Escrow Agreement dated, January 20, 1998, is an agreement among General Securities Transfer Agency, Inc., FutureLink, Cameron Chell (as to 500,000 FutureLink Common Shares), Linda Carling (as to 490,000 FutureLink Common Shares), Bernie March (as to 200,000 FutureLink Common Shares), Colleen Rudolph (as to 250,000 FutureLink Common Shares) and Gerald Albert (as to 100,000 FutureLink Common Shares) pursuant to which an aggregate of 1,540,000 FutureLink Common Shares were deposited in escrow. The agreement states that one half of the FutureLink Common Shares be released on July 20, 1998 and one half be released on January 20, 1999. All parties involved were at one point principles in FutureLink Alberta and Cameron Chell is currently CEO of the Company and FutureLink Alberta.

     SYSGOLD AGREEMENT

     This was an agreement by and among FutureLink Alberta, the Company, Donald
A. Bialik, Olivia B. Bialik, Bialik Family Trust, Riverview Management Corporation (now known as FutureLink/SysGold) and its subsidiaries, SysGold Ltd. and SysGold Inc. (the "SysGold Subsidiaries") dated August 4, 1998, and amended by agreement August 24, 1998 (the "SysGold Acquisition Agreement") wherein FutureLink agreed to acquire all of the issued and outstanding shares of FutureLink/SysGold which in turn owns all of the issued and outstanding shares of both the SysGold subsidiaries. The total consideration was CDN$7,600,015 payable by CDN$3,100,000 cash on closing (August 24, 1998), CDN$585,000 by a promissory note payable within 90 days of closing, and by the issuance of 4,250,000 shares in FutureLink /SysGold exchangeable into FutureLink Common Shares (attributed value of $0.60/share). Don Bialik is currently the Vice-Chairman of the Company.

     INDEMNITY AGREEMENT

     The Company, FutureLink Alberta, FutureLink Acquisition Corp., SysGold Ltd. and Riverview Management Corporation (now known as FutureLink/SysGold) entered into an Indemnity Agreement dated August 21, 1998 whereby FutureLink/SysGold has agreed to indemnify all of the parties from any loss, damage, liability, deficiency, claim, cost recovery, expense, assessment or re-assessment arising from the claim filed by TAP Consulting Ltd., without limitation as well as any claims by employees of the SysGold Subsidiaries with respect to any claim for options, warrants or other similar rights. Don Bialik was the President of Riverview Management Corporation at the time of signing this agreement and is now Vice-Chairman of the Company.

     WILLSON STATIONERS CONTRACT

     Willson Stationers Ltd. has entered into the Company's standard Service Provider Agreement. The contract is material because of the potential size of the transaction and because of the relationship with Cameron Chell and Raghu Kilambi. Both Mr. Chell and Mr. Kilambi, directors and senior officers of FutureLink, are directors of Willson Stationers Ltd.

     During the year ended December 31, 1998, the Company provided services and products of $63,561 (CDN$94,267) to Willson Stationers Ltd. Included in accounts receivable is an amount of $58,909 (CDN$90,325) owing from Willson Stationers Ltd. These transactions are on normal commercial terms and conditions. In addition, the Company purchased office products from Willson Stationers Ltd. Included in accounts payable is an amount of $4,976 (CDN$7,630). These transactions are on normal commercial terms and conditions.

     THOMSON KERNAGHAN ("TK") TRANSACTIONS

     As at March 31, 1999, TK, on behalf of clients, held 7,860,046 shares of FutureLink Common Stock, making it the Company's second largest registered (but not beneficial) stockholder behind CEDE & Co. As well, TK, on behalf of clients, held $3,000,000 of Debentures convertible into additional Common Stock pursuant to the August 14, 1998 $5,000,000 Debenture Acquisition Agreement between the Company and TK, $2,000,000 of Debentures plus interest thereon having been converted to Common Stock as at March 31, 1999. TK has also advanced a further $500,000 pursuant to a $1,000,000 extension to the Debenture Acquisition Agreement which the parties agreed to effective February 26, 1999. TK is also party to a Consulting Agreement with the Company dated February 2, 1999 (and effective November 1, 1998) whereby TK provides FutureLink with financial advisory services for compensation of $25,000 per month, payable in Common Stock. Under this Consulting Agreement, FutureLink is obligated to issue share certificates for 115,253 shares of Common Stock (for November and December,
1998) and for 208,261 shares of Common Stock (for the quarter ended March 31,
1999) to TK.

     While all dealings with TK have been and continue to be at arm's length, these transactions have been set forth in this section given the large stake in the Company which TK, directly or on behalf of clients, has taken in the Company by virtue of the $5,500,000 of convertible debenture financing extended since August, 1998 and by virtue of the special relationship that exists between TK and FutureLink as a result of the Consulting Agreement.

     OTHER RELATED PARTY TRANSACTIONS

     During 1998, two of the Company's stockholders advanced the Company $289,264 (CDN$440,000). Simple interest at a rate of prime plus 1%, totaling $10,145 to December 31, 1998 has been added to the principal amount owing. In addition, one of the Company's stockholders advanced the Company $17,609 (CDN$27,000) of which $19,662 (CDN$30,147), including interest, is outstanding at December 31, 1998. The amount bears interest at the bank's prime rate.

     During 1998, Linear Strategies Ltd., a stockholder, advanced the Company $729,802. Interest incurred on the loan to July 2, 1998 in the amount of $2,849 has been added to the principal amount owing. A total of $350,000 of the loan was assigned to another stockholder on July 2, 1998. On the same date, both portions of the loan were converted into 1,127,250 FutureLink Common Shares with an ascribed value of $732,651, and an equal number of Common Shares purchase warrants. Each warrant entitles the holder to purchase one share of Common Stock at $1.00 on or before June 30, 1999 and at $1.25 on or before June 30, 2000.

     An amount of $39,840 (CDN$61,087) is owing to stockholders and employees of the Company at December 31, 1998. The amounts do not carry interest and have no set repayment terms.

     An amount of $10,138 (CDN$14,545) is owing from a stockholder of the Company as at December 31, 1998. The amount does not carry interest and has no set repayment terms. An allowance for doubtful accounts has been recorded for the full amount due to the uncertainty of collection.

     An amount of $11,040 (CDN$16,927) is owed by an entity of which a certain stockholder is also a Director and stockholder of the Company. The amount does not carry interest and has no set repayment terms.

     During the year end December 31, 1998, the Company provided services and products of $40,277 (CDN$59,735) to Jaws Technologies Inc., an entity of which certain Directors are also Directors of the Company. An amount of $37,002 (CDN$56,735) is owed by Jaws Technologies Inc. at December 31, 1998, which has been provided as an allowance for doubtful accounts due to the uncertainty of collection. The amounts charged for services and products are on normal commercial terms and conditions.

     During the year end December 31, 1998, the Company provided services and products of $9,471 (CDN$14,047) to NextClick Ltd. Certain Directors of the Company were also Directors of NextClick Ltd. until December 1, 1998. These transactions are on normal commercial terms and conditions. The full amount remains outstanding at year end but has been provided as an allowance for doubtful accounts due to the uncertainty of collection.

     During the year ended December 31, 1998, the Company provided services and products of $10,199 (CDN$15,126) to Sheraton Business Forms Ltd., an entity of which a stockholder is also a stockholder of the Company. Included in accounts receivable is an amount of $4,434 (CDN$6,799) owing to the Company. These transactions are on normal commercial terms and conditions.

                                     PART IV

                   ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Auditors                                                           F-2

Consolidated Balance Sheets - December 31, 1998 and 1997                                 F-3

Consolidated Statements of Loss and Deficit and Comprehensive Loss - Years ended
    December 31, 1998 and 1997                                                           F-5

Consolidated Statements of Changes in Stockholders' Equity - Years ended
    December 31, 1998 and 1997                                                           F-6

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997           F-7

Notes to Consolidated Financial Statements                                               F-8

(a) (2) INDEX TO FINANCIAL STATEMENTS SCHEDULES

       All other schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a) (3) LIST OF EXHIBITS

     None.

(b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     FUTURELINK DISTRIBUTION CORP.

     By: [signed: C. Chell]                                Date:   April 9, 1999
         --------------------------------------
         Cameron Chell, Chief Executive Officer


                                POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Cameron Chell or Raghu Kilambi, or either of them, his true and lawful attorney-in-fact and agent, acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-KSB and any Amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, each acting alone, full powers and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          SIGNATURE                               CAPACITY                                DATE

[signed: C. Chell]
---------------------------------
Cameron B. Chell                      Chairman of the Board, Chief Executive          April 9, 1999
                                      Officer and President
[signed: Don Bialik]
---------------------------------
Donald A. Bialik                      Vice-Chairman of the Board                      April 9, 1999

[signed: R. Kilambi]
---------------------------------
Raghu Kilambi                         Chief Financial Officer and Director            April 9, 1999

[signed: Philip Ladouceur]
---------------------------------
Philip R. Ladouceur                   Director                                        April 9, 1999

[signed: Rob Kubbernus]
---------------------------------
Robert Kubbernus                      Director                                        April 9, 1999

[signed: F. B. Farrill]
---------------------------------
F. Bryson Farrill                     Director                                        April 9, 1999

[signed: Bob Kohn]
---------------------------------
Robert H. Kohn                        Director                                        April 9, 1999

[signed: W. Arnett]
---------------------------------
William V. (Bill) Arnett              Chief Operating Officer                         April 9, 1999

[signed: K. B. Scott]
---------------------------------
Kyle B.A. Scott                       Corporate Secretary                             April 9, 1999

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors                                                        F-2

Consolidated Balance Sheets - December 31, 1998 and 1997                              F-3

Consolidated Statements of Loss and Deficit and Comprehensive Loss Years ended
    December 31, 1998 and 1997                                                        F-5

Consolidated Statements of Change in Stockholders' Equity - Years ended
    December 31, 1998 and 1997                                                        F-6

Consolidated Statements of Cash Flows - Years ended
    December 31, 1998 and 1997                                                        F-7

Notes to Consolidated Financial Statements                                            F-8

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of FUTURELINK DISTRIBUTION CORP.

We have audited the accompanying consolidated balance sheets of FUTURELINK DISTRIBUTION CORP. as at December 31, 1998 and 1997 and the related consolidated statements of loss and deficit and comprehensive loss, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FutureLink Distribution Corp. as at December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company's has incurred recurring losses from operations, has a working capital deficiency, and has not complied with certain covenants of its credit facility with the bank. These conditions raise substantial doubts about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Calgary, Canada                                       Ernst & Young LLP
March 18, 1999                                    Chartered Accountants

                         FUTURELINK DISTRIBUTION CORP.

                           CONSOLIDATED BALANCE SHEETS
                      (See basis of presentation - Note 1)
                          (All amounts stated in $U.S.)


                                     ASSETS




                                                                 DECEMBER 31
                                                         ---------------------------
                                                           1998              1997
                                                             $                 $
                                                         ---------         ---------
CURRENT
Cash                                                           6,651          --
Accounts receivable, net of $57,101
allowance for doubtful account                             1,458,314          --
Due from related parties, net of
$57,513 allowance for doubtful
accounts [note 11]                                            73,781          --
Prepaid expenses                                             116,219          --
Inventory and work in progress                                22,205          --
Debenture receivable [note 5]                                      1          --
                                                          ----------       ---------
                                                           1,677,171          --
                                                          ----------       ---------

CAPITAL ASSETS, NET OF $203,455
ACCUMULATED DEPRECIATION [NOTE 6]                          1,122,923          --
GOODWILL [NOTE 7]                                          5,027,939          --
EMPLOYEE AND CONSULTANTS BASE [NOTE 7]                     2,817,778          --
                                                          ----------       ---------
                                                           8,968,640          --
                                                          ----------       ---------
                                                          10,645,811          --
                                                          ==========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                     DECEMBER 31
                                                           -------------------------------
                                                              1998                1997
                                                                $                   $
                                                           ----------          ----------
CURRENT
Bank indebtedness [note 15]                                   819,217                  --
Accounts payable [notes 8 and 11]                           2,190,098              23,932
Accrued Liabilities                                           663,201                  --
Due to stockholders [notes 11 and 20]                         319,071                  --
Due to other related parties [note 11]                         44,816                  --
Notes payable [note 3]                                        387,795                  --
                                                           ----------          ----------
                                                            4,424,198              23,932
                                                           ----------          ----------
CAPITAL LEASE OBLIGATIONS PAYABLE [NOTE 8]                     30,262                  --
CONVERTIBLE DEBENTURES [NOTES 9 AND 10]                     2,153,457                  --
DEFERRED TAXES [NOTE 13]                                    1,211,634                  --
                                                           ----------          ----------
                                                            3,395,353                  --
                                                           ----------          ----------
MINORITY INTEREST                                             (11,141)                 --

COMMITMENTS AND CONTINGENCIES [NOTES
1, 8, 9 AND 19]

STOCKHOLDERS' EQUITY [NOTE 9]
Authorized
    5,000,000 preferred shares without par
    value 100,000,000 common shares with par
    value of $0.0001
Issued and paid-up
    20,175,105 and 10,203,500 common
    shares issued and outstanding
    at December 31, 1998 and
    December 31, 1997, respectively                             2,018               1,020
To be issued [note 9]                                          50,000                  --
Exchangeable shares [note 3]                                2,550,000                  --
     Issued in trust and unpaid [note 9]                           --                  --
Capital in excess of par value                              6,437,640           1,425,211
Contributed surplus                                         1,224,668                  --
Cumulative translation adjustment                             (96,468)                 --
Deficit                                                    (7,330,457)         (1,450,163)
                                                           ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                                  2,837,401             (23,932)
                                                           ----------          ----------
                                                           10,645,811                  --
                                                           ==========          ==========


See accompanying notes


On behalf of the Board:   [signed: Robert Kubbernus]   [signed: Robert H. Kohn]
                           Director                     Director

                          FUTURELINK DISTRIBUTION CORP.


                 CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT AND
                               COMPREHENSIVE LOSS
                          (All amounts stated in $U.S.)


                                                                  YEARS ENDED
                                                                  DECEMBER 31
                                                       -------------------------------
                                                          1998                 1997
                                                            $                   $
                                                       ----------          ----------
REVENUE [NOTE 11]
Consulting services                                     1,471,206                  --
Hardware and software sales                               962,751                  --
Other                                                       2,701                  --
                                                       ----------          ----------
                                                        2,436,658                  --
                                                       ----------          ----------

EXPENSES [NOTE 11]
Hardware and software purchases                           879,927                  --
Contracts, payroll and benefits [note 9]                3,661,606                  --
Accounting and legal                                       80,591             109,992
Rent                                                       77,035                  --
General and administrative                                613,965              12,057
Interest on long term debt                              1,303,743                  --
Amortization deferred financing fees [note 10]             29,052                  --
Other financing fees                                       89,000                  --
Bad debt expense [note 11]                                125,833                  --
Depreciation                                              119,236                  --
Amortization of intangible assets [note 7]                667,617                  --
                                                       ----------          ----------
                                                        7,647,605             122,049
                                                       ----------          ----------

Loss from operations                                   (5,210,947)           (122,049)
                                                       ----------          ----------

Loss on sale of assets                                    (47,596)                 --
Write-off mining related assets [note 6]                       --            (515,000)
Loss on non-refundable deposit [note 12]                       --            (100,000)
Equity in loss of affiliate [note 4]                     (860,131)                 --
Minority interest                                          33,771                  --
                                                       ----------          ----------
                                                         (873,956)           (615,000)
                                                       ----------          ----------

LOSS BEFORE INCOME TAXES                               (6,084,903)           (737,049)
Deferred tax benefit [note 13]                           (204,609)                 --
                                                       ----------          ----------
LOSS FOR THE YEAR                                      (5,880,294)           (737,049)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment                   (96,468)                 --
                                                       ----------          ----------
COMPREHENSIVE LOSS                                     (5,976,762)           (737,049)
                                                       ==========          ==========

DEFICIT, BEGINNING OF  YEAR                            (1,450,163)           (713,114)
DEFICIT, END OF YEAR                                   (7,330,457)         (1,450,163)
                                                       ==========          ==========

LOSS PER COMMON SHARE                                       (0.38)              (1.65)
                                                       ==========          ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          15,846,571             447,445
                                                       ==========          ==========


See accompanying notes

                          FUTURELINK DISTRIBUTION CORP.

                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                          (All amounts stated in $U.S.)


                                                                                                     CAPITAL IN
                                                COMMON STOCK               TO BE     EXCHANGEABLE     EXCESS OF       CONTRIBUTED
                                       --------------------------          ISSUED       SHARES           PAR            SURPLUS
                                         SHARES               $              $             $              $                $
                                       ----------           -----          ------    ------------    ----------       -----------
BALANCE, JANUARY 1, 1997                    2,500              25              --             --      1,216,712              --
   Issuance of share capital for
   cash                                     1,000              10              --             --          9,990              --
                                       ----------           -----          ------      ---------      ---------       -----------
                                            3,500              35              --             --      1,226,702              --
   Change of par value from
      .01 to .0001                             --             (35)             --             --             35              --
   Issuance of share capital for
      cash                             10,200,000           1,020              --             --        158,980              --
   Forgiveness of stockholder
      debt                                     --              --              --             --         39,494              --
Loss for the year                              --              --              --             --             --              --
                                       ----------           -----          ------      ---------      ---------       -----------
BALANCE, DECEMBER 31, 1997             10,203,500           1,020              --             --      1,425,211              --
   Issuance of share capital for
      cash                                255,813              26              --             --        846,774              --
   Forgiveness of stockholder debt             --              --              --             --         70,325              --
   Issuance of share capital to
      employees, officers and
      directors of the company
      [note 9]                          3,500,000             350              --             --      2,117,150              --
   Warrants issued with
      issuance of convertible
      debentures [note 10]                     --              --              --             --             --         562,500
   Equity component of
      convertible debentures
      [note 10]                                --              --              --             --             --         777,143
   Equity component of
      financing fees [note 10]                 --              --              --             --             --         (75,600)
   Equity component of
      financing fees [note 10]                 --              --              --             --             --         (39,375)
   Shares issued upon
      conversion of convertible
      debt [note 10]                    1,874,777             188              --             --        506,553              --
   Shares issued on conversion of
      loan [note 11]                    1,127,240             113              --             --        732,538              --
   Issuance of shares on
      acquisition of FutureLink
      Alberta [note 4]                  3,213,775             321              --             --      1,002,606              --
   Share issue costs                           --              --              --             --       (218,992)             --
   Financing fees associated
       with converted
        debentures [note 10]                                                                            (44,525)
                                       ----------
TOTAL OUTSTANDING SHARES               20,175,105
                                       ----------
   Issuance of exchangeable
      shares on acquisition of
      FL/SysGold [note 3]               4,250,000              --              --      2,550,000             --              --
   Shares to be issued for
      services [note 9]                   115,253              --          50,000             --             --              --
                                       ----------           -----          ------      ---------      ---------       -----------
BALANCE, DECEMBER 31, 1998             24,540,358           2,018          50,000      2,550,000      6,437,640       1,224,668
                                       ==========           =====          ======      =========      =========       ===========



The above statement gives retroactive effect to share consolidations of 200 to 1 on July 20, 1997 and 30 to 1 on December 2, 1997.



See accompanying notes

                          FUTURELINK DISTRIBUTION CORP.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts stated in $U.S.)




                                                                             YEARS ENDED
                                                                              DECEMBER 31
                                                                       --------------------------
                                                                         1998            1997
                                                                           $               $
                                                                       ----------       --------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the year                                                  (5,880,294)      (737,049)
Adjustments to reconcile net loss to net cash provided by operating activities
     Write off mining related assets [note 6]                                  --        515,000
     Non cash interest expense                                          1,294,098             --
     Amortization financing fees                                           29,052             --
     Non cash expenses included in contracts, payroll and benefits
       expense [note 9]                                                 2,114,000             --
     Non cash consulting expense                                           10,109             --
     Depreciation and amortization                                        786,853             --
     Loss on refundable deposit [note 12]                                      --        100,000
     Bad debt expense                                                     125,832             --
     Loss on sale of assets                                                47,596             --
     Deferred tax recovery [note 13]                                     (204,609)            --
                                                                       ----------     ----------
                                                                       (1,677,363)      (122,049)
Changes in non-cash working capital [note 14]                           1,187,747         17,059
Non cash working capital deficiency acquired [note 3 and 4]              (518,076)            --
Effect of foreign currency on operating activities                        (96,468)            --
                                                                       ----------     ----------
                                                                       (1,104,160)      (104,990)
                                                                       ----------     ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital assets purchased                                                 (818,699)            --
Proceeds from disposition of capital assets                                33,411             --
Cash consideration on acquisition of subsidiaries [note 3]             (2,019,149)            --
Acquisition costs of subsidiaries                                        (109,923)            --
Cash advances to equity investee                                         (990,305)            --
Other                                                                     (69,435)            --
Loss on non-refundable deposit                                                 --       (100,000)
                                                                       ----------     ----------
                                                                       (3,974,100)      (100,000)
                                                                       ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received under demand credit facility                                819,217             --
Advances from stockholders                                              1,036,674         (4,504)
Issuance of common stock [note 9]                                         850,300        170,000
Share issue costs                                                        (218,992)            --
Repayment of capital lease obligations                                    (67,404)            --
Forgiveness of stockholder debt [note 9]                                   60,200         39,494
Issuance of convertible debentures                                      2,720,000             --
Financing fees on issue of convertible debentures                        (270,000)            --
Other financing fees                                                       89,000             --
Common stock to be issued [note 9]                                         50,000             --
Changes in non-cash working capital [note 14]                              15,916             --
                                                                       ----------     ----------
                                                                        5,084,911        204,990
                                                                       ----------     ----------
Increase in cash                                                            6,651             --
Cash, beginning of year                                                        --             --
                                                                       ----------     ----------

CASH, END OF YEAR                                                           6,651             --
                                                                       ==========     ==========


See accompanying notes

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



1. BASIS OF PRESENTATION

The Company was incorporated on April 4, 1955 in the State of Colorado, USA, as Cortez Uranium and Mining Co. The Company was involved in several mining related projects and had changed its name several times. The Company ceased all mining projects in 1997 and changed its name to FutureLink Distribution Corp. effective February 17, 1998.

The Company is an information technology service provider focusing on providing utility-like computing services to businesses.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has accumulated accounting losses amounting to $7,330,457, a working capital deficiency of $2,747,027 and total net operating cash outflows of $1,209,150 relating to 1997 and 1998. The Company has also violated its working capital ratio relating to its credit facility. The Company's continuation as a going concern is in substantial doubt and dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

During the period from January 1, 1998 to March 18, 1999, management has raised $7,386,975 of capital in the form of convertible debt and equity (see notes 9,10, and 20), and plans to raise additional financing through future private or public offerings of stock and through the exercise of stock options. The Company's recent registration with the Securities and Exchange Commission is expected to improve the Company's ability to raise such additional capital. In addition, the Company will realize a full year of operations in 1999 relating to the businesses acquired in 1998. This, combined with the significant marketing efforts undertaken by the company and the expansion of operations to the United States, is expected to generate increased sales and cashflows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management's opinion, been properly prepared in accordance with accounting principles generally accepted in the United States.

USE OF ESTIMATES

Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which would affect the amount of recorded assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



INVENTORY AND WORK IN PROGRESS

Inventories of computer hardware held for re-sale and work in progress are recorded at the lower of actual cost or net realizable value.

CAPITAL ASSETS

Capital assets are recorded at cost. Depreciation is provided at rates designed to depreciate the cost of the assets over their estimated useful lives as follows:


                     Computers and equipment                           30%

                     Leasehold improvements                  term of lease

                     Software                                         100%

                     Office equipment                                  20%

                     Equipment under capital lease                     30%


INTANGIBLE ASSETS

(a)     Employee and consultants base

        The employee and consultants base recorded on the acquisition of FL/SysGold is recorded at cost and is being amortized on a straight-line basis over three years. The recoverability of the employee and consultants base is assessed periodically based on retention of employees and consultants in relation to management estimates of undiscounted future revenue provided from information technology services.

(b)     Goodwill

        Goodwill is recorded at cost and is being amortized on a straight line basis over five years. The recoverability of goodwill is assessed periodically based on management estimates of undiscounted future operating income from each of the acquired businesses to which the goodwill relates.

FINANCING FEES

Financing fees associated with that portion of the 10% convertible debentures classified as debt are deferred and amortized over the life of the debentures, unless the debentures have been converted. Financing fees associated with that portion of the convertible debentures classified as contributed surplus is charged to that account. The pro rata portion of financing fees associated with converted debentures is charged to share capital in excess of par value.

CAPITAL LEASES

Leases in which substantially all the benefits and risks of ownership are transferred to the Company are capitalized with an offsetting amount recorded as a liability.

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



REVENUE

Revenue from information technology services and outsourcing contracts is recognized when the service is delivered over the term of the applicable contracts.

INCOME TAXES

The Company records its provision for income taxes using the liability method. Under this method deferred tax assets and liabilities are recognized based on the anticipated future tax effects arising from the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

CONSOLIDATION

These consolidated financial statements include the accounts of its wholly owned subsidiary FutureLink/SysGold Ltd. ("FL/SysGold") and 96.4% owned subsidiary FutureLink Distribution Corp. (Alberta), ("FutureLink Alberta").

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's subsidiaries is the Canadian Dollar. Adjustments arising from translating the subsidiaries' financial statements into United States dollars are recorded in stockholders' equity as a cumulative translation adjustment.

ADVERTISING COSTS

Advertising costs are expensed as incurred.

LOSS PER SHARE

Loss per common share is loss for the period divided by the weighted average number of common shares outstanding after retroactive effect of the share consolidation. The effect on earnings per share of the exercise of options and warrants, and the conversion of the 10% convertible debentures is anti-dilutive.

STOCK OPTIONS

The Company applies the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized in the accounts.

3. ACQUISITION OF RIVERVIEW MANAGEMENT CORPORATION

Effective August 24, 1998, the Company acquired all of the outstanding shares of Riverview Management Corporation (since renamed FL/SysGold), an information technology outsourcing and services firm. The consideration for the purchase, totalling $5,003,887, including acquisition costs of $53,705, consisted of a cash payment of $2,019,149, promissory notes payable for

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



$381,033 ($585,000 Canadian) payable on demand on or before 90 days after August 24, 1998, and 4,250,000 exchangeable common shares of the Company with an ascribed value of $2,550,000. The common shares issued are exchangeable shares in FL/SysGold which are convertible at any time into shares of the Company. The acquisition was accounted for using the purchase method. Net assets acquired are as follows:


                                                                           $
                                                                       ----------
NET ASSETS ACQUIRED
Non cash working capital deficiency                                      (179,251)
Capital assets                                                            135,291
Goodwill                                                                3,275,687
Employee and consultants base                                           3,200,000
Deferred tax liability                                                 (1,427,840)
                                                                       ----------
NET ASSETS ACQUIRED                                                     5,003,887
                                                                       ==========


As at December 31, 1998, the promissory notes of $381,033 ($585,000 Canadian) remain outstanding along with accrued interest of $6,762. These notes bear interest at the simple rate of 7%. Subsequent to December 31, 1998 these notes were paid in full.

The results of operations for FL/SysGold are consolidated as of August 24, 1998.

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



4. ACQUISITION OF FUTURELINK DISTRIBUTION CORP. (ALBERTA)

On January 20, 1998 the Company issued 1,540,000 common shares in exchange for 1,540,000 common shares (46%) of FutureLink Alberta. The total value ascribed to the investment was $15,400.

Effective November 23, 1998, the Company issued 1,673,775 common shares in exchange for an additional 1,673,775 common shares (50.4%) of FutureLink Alberta. The total value ascribed to the investment was $987,527. The 1,673,775 shares were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933.

As a result of these two transactions the Company acquired 96.4% of FutureLink Alberta for a total purchase price of $1,059,145, including acquisition costs of $56,218. Net assets acquired are as follows:

                                                                            $
                                                                        ---------
NET ASSETS ACQUIRED
Non cash working capital deficiency                                      (338,825)
Capital assets                                                            350,619
Goodwill                                                                2,037,656
Tax loss carryforwards                                                    288,194
Valuation allowance                                                      (288,194)
Other obligations                                                        (990,305)
                                                                        ---------
NET ASSETS ACQUIRED                                                     1,059,145
                                                                        =========


From January 20, 1998 to November 23, 1998 the Company's share in FutureLink Alberta's loss, accounted for using the equity method, was $860,131. FutureLink Alberta was consolidated from November 24, 1998 to December 31, 1998.

On February 26, 1999, FutureLink Alberta became a wholly owned subsidiary when the Company purchased the remaining 117,500 shares (3.6%) of FutureLink Alberta (see note 20).

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



5. DEBENTURE RECEIVABLE

During the year, the Company's subsidiary, FutureLink Alberta, disposed of certain assets and operations in exchange for a 50% equity investment in NextClick Ltd. valued at $1. On November 30, 1998 the Company sold its investment in exchange for a debenture receivable in the amount of $100,000 Canadian. The debenture is due on demand on or after March 31, 1999. A first floating charge against the assets of the issuer has been pledged as security. Due to the uncertainty of collectibility, the $100,000 debenture is carried at the book value of the exchanged common shares, being $1. The debenture is non-interest bearing.

6. CAPITAL ASSETS

                                                        DECEMBER 31, 1998
                                               -----------------------------------
                                                            ACCUMULATED   NET BOOK
                                                 COST      DEPRECIATION    VALUE
                                                   $            $            $
                                               ---------   ------------  ---------
Computers and equipment                          605,830       80,872      524,958
Leasehold improvements                           218,018       16,720      201,298
Software                                         185,406       69,405      116,001
Office equipment                                 181,384       17,706      163,678
Equipment under capital lease                    135,740       18,752      116,988
                                               ---------   ------------  ---------
                                               1,326,378      203,455    1,122,923
                                               =========   ============  =========


During 1997 the Company wrote off its mining assets.

7. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                        DECEMBER 31, 1998
                                               -----------------------------------
                                                            ACCUMULATED   NET BOOK
                                                 COST      AMORTIZATION     VALUE
                                                   $            $             $
                                               ---------   ------------  ---------
Goodwill                                       5,313,334      285,395    5,027,939
Employee and consultants base                  3,200,000      382,222    2,817,778
                                               ---------   ------------  ---------
                                               8,513,334      667,617    7,845,717
                                               =========   ============  =========

The $3,200,000 relating to employee and consultants base represents the valuation placed on the knowledge, expertise, and sales contacts of employees and consultants of FL/SysGold.


8. CAPITAL AND OPERATING LEASE OBLIGATIONS PAYABLE

The future minimum lease payments at December 31, 1998 under capital and operating leases are as follows:

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



                                                          CAPITAL       OPERATING
                                                          LEASES         LEASES
                                                             $              $
                                                          -------        -------
1999                                                       65,916        265,111
2000                                                       33,466        244,205
2001                                                       13,748        243,654
2002                                                           --         20,289
2003                                                           --             --
                                                          -------        -------
Total future minimum lease payments                       113,130        773,259
Less:  imputed interest                                   (16,952)
                                                          -------
Balance of obligations under capital lease                 96,178

Less:  current portion included in
accounts payable and accrued liabilities                 (65,916)
                                                          -------
Long term obligation under capital lease                   30,262
                                                          -------


9. SHARE CAPITAL


AUTHORIZED

On January 20, 1998 the Articles of the Company were amended to increase the authorized share capital to 100,000,000 common shares and 5,000,000 preferred shares.

ISSUED AND PAID-UP

During the year, the Company issued 255,813 shares for $846,800 cash, as well as a further 1,127,240 shares for $732,651 cash.

On July 7, 1998, the Company issued 3,500,000 shares to employees, officers and directors of the Company for $3,500 as had been previously approved by stockholders in January, 1998. The fair value of these shares at the time of the share issuance was $2,117,500. The difference between the fair value and the cash consideration received has been included in capital in excess of par and in contracts, payroll and benefits expense.

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



TO BE ISSUED

The company has entered into agreements for consulting services which provides for the payment of $33,000 in total per month. Of these agreements, one relates to consulting services obtained from the agent of the 10% convertible debenture agreement (see note 10). This agreement is for a period of six months and provides for the settlement of fees by way of shares in the Company's stock. The number of shares to be issued is based on 95% of the average closing price of the Company's stock during the trading days in the month in question as quoted on the Nasdaq Over the Counter Bulletin Board. As at December 31, 1998, $50,000 was owing for consulting services in relation to this agreement, equating to 115,253 shares.

ISSUED IN TRUST AND UNPAID

On August 20, 1998, a share certificate for 11,000,000 unpaid common shares was issued in trust for the common stock underlying the 10% convertible debenture and warrants issued on that date (see note 10). Of these 11,000,000 shares, 9,125,223 shares continue to be in trust and 1,874,777 outstanding at December 31, 1998. On January 6, 1999, the 1,874,777 outstanding shares became unrestricted.

RESTRICTED SHARES

Of the 20,175,105 shares issued and paid-up at December 31, 1998, 8,209,535 are restricted including 1,874,777 relating to the 10% convertible debenture. The remaining 11,965,569 are freely trading. Restricted shares held by non-affiliates of the Company must be held for at least one year. Restricted shares held by affiliates of the Company must be held for 1 to 2 years subject to any subsequent registration of such shares which could be affected by the Company.

The 1,540,000 common shares issued in January, 1998 to purchase the 46% investment in FutureLink Alberta, are subject to a hold period. One half of the shares given to the vendors was released from escrow on July 20, 1998 and the balance released on January 20, 1999.

WARRANTS

Attached to the 255,813 shares issued for cash during the year were warrants detailed as follows:

a.) 83,334 warrants were issued to the share subscribers who were issued shares on February 6, 1998. The warrants allow the holder to purchase additional shares at $3.00 per share on or before one year and $3.10 before two years from the date of acquisition.

b.) 105,813 warrants were issued to the share subscribers who were issued shares on April 4, 1998. The warrants allow the holder to purchase additional shares at $3.75 per share on or before one year and $4.00 before two years from the date of acquisition.

c.) 66,666 warrants were issued to the share subscribers who were issued shares on April 22, 1998 and April 24, 1998. The warrants allow the holder to purchase additional shares at $3.25 per share on or before two years from May 4, 1998.

On July 2, 1998 1,127,250 share purchase warrants were issued with the same number of shares as disclosed in note 11.

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



Share purchase warrants totalling 1,041,667 were issued during the year under the 10% convertible debenture agreement as disclosed in note 10.

None of the outstanding warrants have been exercised as at December 31, 1998.

OPTIONS

As of December 31, 1998, the Company has issued 4,162,500 options to purchase common stock to the Company's directors, officers and employees. Of the total issued, none have been exercised as at December 31, 1998. Details of the stock options outstanding at December 31, 1998 are as follows:



              NUMBER OF OPTIONS         EXERCISE PRICE                  EXPIRY DATE
              -----------------         --------------                ----------------
                  2,930,000                   0.76                       June 29, 2001
                    800,000                   1.17                      August 5, 2001
                     25,000                   0.45                    December 1, 2001
                     50,000                   0.45                    December 1, 2002
                    357,500                   0.45                       April 1, 2004
              -------------             ----------                    ----------------
                  4,162,500
              -------------



The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. The fair value of each option granted during 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 164%; risk-free interest rate of 4.0%; no payment of common share dividends; and expected life of 1 to 5 years. Had compensation cost for these plans been determined based upon the fair value at grant date, consistent with the methodology prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), the Company's net loss and net loss per common share for the year ended December 31, 1998 would have been $9,406,724 and $0.59 respectively.

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



10.   CONVERTIBLE DEBENTURES


                                                                           $
                                                                       ----------
PRINCIPLE
Funds advance during the year                                           2,720,000
Debentures converted during the year                                     (500,000)
                                                                       ----------
                                                                        2,220,000
                                                                       ----------
FINANCING FEES
Fees paid on funds advanced during the year                              (270,000)
Intrinsic value associated with equity component of debentures             75,600
Fees paid through issuance of warrants to agent                          (140,625)
Intrinsic value associated with equity component of debentures             39,375
Amortization of financing fees                                             29,052
Financing fees associated with debentures converted during the year        44,525
                                                                       ----------
                                                                         (222,073)
                                                                       ----------
INTEREST EXPENSES
Accrued interest expense                                                  155,530
                                                                       ----------
NET BALANCE                                                             2,153,457
                                                                       ----------


During the year the Company entered into a 10% convertible debenture agreement to provide up to $5,000,000 of financing ("10% convertible debenture agreement").

As at December 31, 1998, the Company issued $2,720,000 10% convertible debentures due August 20, 2001. The debenture holders have the right to convert the debentures in increments of at least $100,000, at a price equal to the lower of $0.75 per share and 78% of the average closing bid price of the Company's common stock for the three trading days immediately preceding the conversion. The Company may prepay any or all of the outstanding principal amounts at any time, upon thirty days' notice, subject to the holders' right to convert into common shares. At the debenture holders' election, interest can be settled in common stock of the Company based on market prices.

Of the total principal amount of the debentures of $2,720,000, an amount of $777,143 has been attributed to the intrinsic value of the conversion option at the issue date and included with contributed surplus.

The amount attributed to the conversion option of $777,143, has been included in interest on long term debt as the conversion option was exercisable upon issuance.

Upon entering into the agreement, the Company issued 1,041,667 common share purchase warrants, 260,417 to the agent and 781,250 to the ultimate subscriber of the issue. Each warrant gives the holders the right to purchase one common share of the Company at $0.96 until August 20, 2001. An amount of $562,500 has been included in contributed surplus as the estimated intrinsic value attributed to these warrants as they were exercisable upon issuance. In addition, the warrants issued to the agent have been treated as a financing fee in the amount of $140,625. The intrinsic value of these fees associated with the equity component of the 10% convertible debentures has been charged to contributed surplus in the amount of $39,375. The remaining balance is being amortized over the life of the 10% convertible debentures.

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



For each issuance of 10% convertible debentures, the Company must pay a financing fee of approximately 10%. The value of the fees associated with the equity component of the 10% convertible debentures in the amount of $75,600 has been charged to contributed surplus. The remaining amount is being amortized over the life of the 10% convertible debentures, unless the debentures are converted. If converted, the pro rata portion of the financing fees associated with the converted debentures is charged to capital in excess of par value. During the period, $44,525 has been charged to capital in excess of par value relating to $500,000 of convertible debentures which were converted.

During the year, $500,000 of the convertible debentures, together with $6,741 of accrued interest, were converted into 1,874,777 common shares. An amount of $2,375,530, including accrued interest and fees of $155,530 remains outstanding as at December 31, 1998.

Subsequent to December 31, 1998, the Company issued an additional $2,280,000 10% convertible debentures under the 10% convertible debenture agreement. In addition, $1,500,000 of the 10% convertible debentures were converted into common shares of the Company (see note 20).

11. RELATED PARTY TRANSACTIONS

During 1998, two of the Company's stockholders advanced the Company $289,264 ($440,000 Canadian). Simple interest at a rate of prime plus 1%, totalling $10,145 to December 31, 1998 has been added to the principal amount owing. In addition, one of the Company's stockholders advanced the Company $17,609 ($27,000 Canadian) of which $19,662 ($30,147) including interest is outstanding at year end. The amount bears interest at the bank's prime rate.

During 1998, Linear Strategies Ltd., a stockholder, advanced the Company $729,802. Interest incurred on the loan to July 2, 1998 in the amount of $2,849 has been added to the principal amount owing. $350,000 of the loan was assigned to another stockholder on July 2, 1998. On the same date, both portions of the loan were converted into 1,127,240 common shares with an ascribed value of $732,651, and an equal number of common share purchase warrants. Each warrant entitles the holder to purchase one common share at $1.00 on or before June 30, 1999 and at $1.25 on or before June 30, 2000.

An amount of $39,840 ($61,087 Canadian) due to stockholders and employees of the Company exists at December 31, 1998. The amount does not carry interest and have no set repayment terms.

An amount of $10,138 ($14,545 Canadian) is owing from a stockholder of the Company as at December 31, 1998. The amount does not carry interest and has no set repayment terms. An allowance for doubtful accounts has been recorded for the full amount due to the uncertainty of collection.

An amount of $11,040 ($16,927 Canadian) is owing from an entity of which a certain stockholder is also a Director and stockholder of the Company. The amount does not carry interest and has no set repayment terms.

During the year end December 31, 1998, the Company provided services and products of $40,277 ($59,735 Canadian) to Jaws Technologies Inc., an entity of which certain Directors are also Directors of the Company. An amount of $37,002 ($56,735 Canadian) is owing from Jaws Technologies Inc. at December 31, 1998 which has been provided as an allowance for doubtful accounts due to the uncertainty of collection. The amounts charged for services and products are on normal commercial terms and conditions.

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



During the year end December 31, 1998, the Company provided services and products of $63,561 ($94,267 Canadian) to Willson Stationers Ltd., an entity of which certain Directors are also Directors of the Company. Included in accounts receivable is an amount of $58,909 ($90,325 Canadian) owing from Willson Stationers Ltd. These transactions are on normal commercial terms and conditions. In addition, the Company purchased office products from Willson Stationers Ltd. Included in accounts payable is an amount of $4,976 ($7,630 Canadian). These transactions are on normal commercial terms and conditions.

During the year end December 31, 1998, the Company provided services and products of $9,471 ($14,047 Canadian) to NextClick Ltd. Certain Directors of the Company were also Directors of NextClick Ltd. until December 1, 1998. These transactions are on normal commercial terms and conditions. The full amount remains outstanding at year end but has been provided as an allowance for doubtful accounts due to the uncertainty of collection.

During the year end December 31, 1998, the Company provided services and products of $10,199 ($15,126 Canadian) to Sheraton Business Forms Ltd., an entity of which a stockholder is also a stockholder of the Company. Included in accounts receivable is an amount of $4,434 ($6,799 Canadian) owing to the Company. These transactions are on normal commercial terms and conditions.

12. LOSS ON NON-REFUNDABLE DEPOSIT

During 1997, the previous management entered into an agreement which included payment of a $100,000 non-refundable deposit to purchase Printscan International Inc. The Company did not raise sufficient funds to complete the purchase, and the deposit was forfeited.

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



INCOME TAXES

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rates to loss before income taxes for the following reasons:


                                                 DECEMBER 31,    DECEMBER 31,
                                                     1998           1997
                                                      $               $
                                                  ----------     ------------
Tax benefit at U.S. statutory rate (34%)          (2,068,868)      (250,597)
Increase (decrease) in taxes resulting from:
  Deferred tax asset valuation allowance           1,690,192        294,820
  U.S. state taxes, net of federal tax benefit      (120,665)       (44,223)
  Non-deductible expenses                            541,030             --
  Foreign tax rate differences                      (257,895)            --
  Other                                               11,597             --
                                                  ----------     ----------
Deferred tax benefit                                (204,609)            --
                                                  ==========     ==========

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax liabilities and assets are as follows:


                                                    DECEMBER 31,     DECEMBER 31,
                                                       1998              1997
                                                         $                 $
                                                    ------------     ------------
Deferred tax liabilities:
  Employee and consultants base                      1,211,634               --
                                                    ----------       ----------
Deferred tax assets:
  Net operating loss carryforwards                   1,904,583           40,000
  Start-up costs                                        39,715           48,820
  Write-off of mining related assets                   206,000          206,000
  Depreciation                                          77,017               --
  Debt issue costs                                      23,327               --
  Debenture receivable                                  22,564               --
                                                    ----------       ----------
Total deferred tax assets                            2,273,206          294,820
Valuation allowance                                 (2,273,206)        (294,820)
                                                    ----------       ----------
Net deferred tax assets                                     --               --
                                                    ----------       ----------
Net deferred tax liabilities                         1,211,634               --
                                                    ==========       ==========

The Company has provided a valuation allowance for the full amount of deferred tax assets in light of its history of operating losses since its inception. $288,194 of the valuation allowance increase for 1998 of $1,978,386 will reduce goodwill when recognized. The remaining $1,690,192 may be available to offset future income taxes if the Company achieves profitability.

The Company has U.S. net operating losses carried forward of $2,563,000 which expire as follows: $100,000 in 2012 and $2,463,000 in 2018. The availability of these loss carryforwards to reduce future taxable income could be subject to limitations under the Internal Revenue Code of 1986, as amended. Certain ownership changes can significantly limit the utilization of net operating loss carryforwards in the period following the ownership change. The Company has not determined whether such changes have occurred and the effect such changes could have on its ability to carry forward all or some of the U.S. net operating losses.

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



The Company has non-capital losses carried forward for Canadian income tax purposes of $3,071,000. These losses expire as follows:

                                                 $
                                             ---------
                      2002                     117,000
                      2003                     539,000
                      2004                   1,507,000
                      2005                     908,000

14. NET CHANGE IN NON-CASH WORKING CAPITAL


                                                      DECEMBER 31,     DECEMBER 31,
                                                         1998              1997
                                                           $                $
                                                      -----------      ------------
(Increase) decrease in non-cash working capital:
Accounts receivable                                    (1,532,095)            --
Inventory                                                 (22,206)            --
Prepaid expenses and deposits                            (116,219)            --
Accounts payable and accrued liabilities                2,874,183         17,059
                                                       ----------         ------
                                                        1,203,663         17,059
                                                       ----------         ------
The change relates to the following activities:
Operating activities                                    1,187,747             --
Financing activities                                       15,916             --
                                                       ----------         ------
                                                        1,203,663             --
                                                       ----------         ------


BANK INDEBTEDNESS

FL/SysGold has a demand credit facility with a Canadian chartered bank for $1,000,000 Canadian for which the Company has provided a guarantee and postponement of claim. The facility provides for a first floating charge over all assets of FL/SysGold as well as an assignment of the shares of the subsidiary. FL/SysGold's net assets at December 31, 1998 are carried at $99,770 in the Company's accounts. Interest on the facility is based on a range of the bank's prime rate plus 1% to the bank's prime rate plus 3% depending on the Company's debt to equity ratio. $9,645 is the amount of cash interest expensed during the period.

As at December 31, 1998 FL/SysGold was in deficiency with respect to a covenant relating to its current ratio. The lender has not waived these deficiencies and has not indicated its intention to do so. In addition, as per the terms of the agreement, should the Company be in default, a penalty interest rate may be applied.

The Company is currently working with the bank and undertaking efforts to rectify the covenant deficiencies. To March 18, 1999, the bank has not formally given notice of the covenant deficiencies, has not given an indication of plans to call the loan, and has not imposed the penalty interest.

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



SEGMENTED INFORMATION

The Company's activities are conducted in one operating segment with all activities relating to the sales and support of information technology. These activities are carried out in two geographic segments, being Canada and the United States.

As at December 31, 1997 and during the year ended December 31, 1997, all of the Company's activities were carried out in the United States.


                                                     DECEMBER 31, 1998
                                         ---------------------------------------
                                          Canada           U.S.          Total
                                            $               $              $
                                         ---------      ---------      ---------
Revenue                                  2,436,658             --      2,436,658
                                         =========      =========      =========
Capital assets, goodwill and
employee and consultants base            1,119,736      7,930,136      9,049,872
                                         =========      =========      =========


17. FINANCIAL INSTRUMENTS

Financial instruments comprising cash, accounts receivable, bank indebtedness, accounts payable, accrued liabilities, due to stockholders, capital lease obligations payable and notes payable approximate their fair value. It is management's opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

The Company's sales have been primarily derived from customers in Calgary, Alberta, Canada. In addition, approximately 22% of revenues for the year ended December 31, 1998 were derived from one customer.

The estimated fair value as at December 31, 1998 of the 10% convertible debentures is $2,150,000. This is based on the estimated present value of the principle and interest under the debenture plus the estimated fair value of the conversion option (exclusive of the intrinsic value of the conversion option and the detachable warrants at the issue date of the debenture). The carrying amount of the 10% convertible debentures is $2,375,530.

The Company is subject to interest rate risk to the extent of the fixed 10% simple interest rate being charged on the convertible debentures. The effective annual interest rate realized by the Company, exclusive of the amounts booked relating to the conversion feature of the 10% convertible debentures and the warrants was 9.4%.

18. RECENT PRONOUNCEMENTS

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities". The Company does not acquire derivatives or engage in hedging activities.

19.  CONTINGENCIES

A statement of claim has been filed against the Company in the amount of approximately $326,000 ($500,000 Canadian) plus costs. The statement of claim alleges that the Company made certain misrepresentations and interfered with contractual relations in respect of a sale transaction between two third parties involving the Company's common shares. The Company has entered into an indemnity agreement with a former principal whereby such former principal directs the

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



action on behalf of the Company, bears the costs of legal counsel and agrees to indemnify the Company for any losses arising. Management believes the claim is without merit; consequently, no liability in respect of the claim has been recorded in the financial statements.

A statement of claim has been filed against the Company's subsidiary, FutureLink Alberta in the amount of $185,571 ($285,000 Canadian) plus costs seeking damages and loss of rent related to a purported lease agreement with respect to a building in Calgary, Alberta, Canada. The Company is counter claiming an amount of approximately $254,000 ($390,000 Canadian) against the claimant. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. Management believes the claim is without merit and will defend the Company's position vigorously. However, should the matter proceed to trial, costs may be in excess of $65,000 ($100,000 Canadian). These financial statements contain no provision for loss related to the claims.

A statement of claim was filed against the Company's subsidiary, FL/SysGold by TAP Consulting Ltd. in the amount of $97,828 ($150,000 Canadian). The claim seeks damages and loss of compensation relating to services provided to the Company. It is management's position that the claim is without merit. An indemnity agreement has been obtained from the previous stockholders of FL/SysGold.

20. SUBSEQUENT EVENTS

Subsequent to December 31, 1998, the Company issued $2,280,000 10% convertible debentures, due August 20, 2001, under the 10% convertible debenture agreement. In addition, $1,500,000 of the 10% convertible debentures, together with accrued interest, were converted into 5,985,269 common shares of the Company. These shares, representing a portion of the unpaid issued shares held in trust at December 31, 1998, were re-issued as fully paid shares in relation to this conversion.

Subsequent to December 31, 1998, the Company repaid the $381,033 promissory notes plus accrued interest of $6,762 existing at December 31, 1998 in relation to the acquisition of FL/SysGold.

On February 16, 1999 an additional share certificate for 8,000,000 common shares was issued in trust as coverage in relation to the 10% convertible debenture.

On February 22, 1999 the Company issued $301,241 10% convertible debentures, due on June 30, 1999 in exchange for stockholders advances of $289,264 ($440,000 Canadian) including interest existing at December 31, 1998. The holders have the right to convert the debentures in increments of at least $10,000, at a price per share equal to $0.40. The Company may prepay any and all of the outstanding principal amounts at any time, upon thirty days' notice, subject to the holders' right to convert into common shares. At the holders' election, interest can be settled in common stock of the Company based on market prices. Upon entering into the convertible debenture agreement, the Company issued 753,104 common share purchase warrants to the holders of the debentures. Each warrant gives the holders the right to purchase one common share of the Company for $0.40 per share on or before February 22, 2000, for $0.60 per share between February 23, 2000 and February 22, 2001 and $0.80 per share between February 23, 2001 and February 22, 2002.

On February 26, 1999, FutureLink Alberta became a wholly owned subsidiary when the Company completed its purchase of the remaining 117,500 shares (3.6%) of FutureLink Alberta

                          FUTURELINK DISTRIBUTION CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998 and 1997



that it did not already own, in exchange for 117,500 common shares of the Company at an ascribed value of $42,300. These shares were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933.

On February 26, 1999 the Company issued a letter of intent in which to amend the terms of the 10% convertible debentures such that the total financing available would increase from $5,000,000 to $6,000,000. In addition, under the new terms a share certificate is to be issued in trust for unpaid shares of common stock representing 125% of the common stock underlying the $1,000,000 10% convertible debenture. In addition, the Company is to issue an additional $250,000 of warrants at a price to be determined based on a formula to be agreed upon.

On March 2, 1999, the Company issued an aggregate of $500,000 8% convertible debentures, due February 28, 2002. The holders have the right to convert the debentures at a price per share equal to 80% of the closing prices for the three days prior to either the initial funding date or the date of conversion, whichever is less. The Company may prepay any and all of the outstanding principal amounts at any time, upon thirty days notice, subject to the holders' right to convert into common shares. At the holders' election, interest can be settled in common stock of the Company based on market prices.

Upon entering into the March 2, 1999 convertible debenture agreement, the Company issued warrants to purchase 132,767 of common stock of the Company to the holder of the debentures. Common stock can be purchased at a price per share equal to the average closing price of the common stock for the three trading days prior to the initial funding date. The warrants expire on February 28, 2001.

On March 2, 1999, a share certificate for 2,621,659 unpaid shares of common stock was issued in escrow for the common stock underlying the $500,000 8% convertible debentures and warrants issued on that date.

                  CONSENT OF INDEPENDENT CHARTERED ACCOUNTANTS





We consent to the incorporation in this Annual Report (Form 10-KSB) of Futurelink Distribution Corp. (a Colorado corporation) (the "Company") of our report dated March 18, 1999, with respect to the consolidated financial statements of the Company for the year ended December 31, 1998.


Calgary, Canada                                        /s/ ERNST & YOUNG LLP
April 9, 1998                                          Chartered Accountants