Form 10QSB
period 1999-03-31
FUTURELINK DISTRIBUTION CORP
filed 1999-05-20
CIK 1061399

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the fiscal quarterly period ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to ____________



                           Commission File No. 0-24833




                          FUTURELINK DISTRIBUTION CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                Colorado                               95-3895211
     -------------------------------        ----------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

300, 250 - 6th Avenue S.W., Calgary, Alberta CANADA                    T2P 3H7
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (ZIP Code)

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

The total number of shares of the Registrant's Common Stock outstanding as of March 31, 1999 was 29,433,304.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          FUTURELINK DISTRIBUTION CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                                                                           PAGE
                                                                                           ----
                                 PART I - FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS
               Consolidated Balance Sheets as of March 31, 1999 and 1998...................  3
               Consolidated Statements of Loss and Deficit and Comprehensive Loss
                  Quarterly periods ended March 31, 1999 and 1998 .........................  5
               Consolidated Statements of Change in Stockholders' Equity
                  Quarterly periods ended March 31, 1999 and 1998 .........................  6
               Consolidated Statements of Cash Flows
                  Quarterly periods ended March 31, 1999 and 1998..........................  8
               Notes to Consolidated Financial Statements..................................  9
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS ................................................................... 13

                                  PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS ............................................................ 22
ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS..................................... 23
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES .............................................. 25
ITEM 4.      SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS ........................ 25
ITEM 5.      OTHER INFORMATION ............................................................ 25
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K ............................................. 25

             SIGNATURES ................................................................... 26

                          FUTURELINK DISTRIBUTION CORP.


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          FUTURELINK DISTRIBUTION CORP.
                           CONSOLIDATED BALANCE SHEETS
                      (See basis of presentation - Note 1)
                          (All amounts stated in $U.S.)

                                                       MARCH 31
                                             ----------------------------
                                                1999             1998
                                                  $                $
-------------------------------------------------------------------------
                                                      (unaudited)
ASSETS
CURRENT
Cash                                              5,316                --
Accounts receivable, net of $167,856
  allowance for doubtful account              1,808,876                --
Due from related parties, net of
  $177,541 allowance for doubtful
  accounts                                       63,756                --
Prepaid expenses                                 98,041                --
Inventory and work in progress                  543,495                --
-------------------------------------------------------------------------
                                              2,519,484                --
-------------------------------------------------------------------------
CAPITAL ASSETS, NET OF $344,013
  ACCUMULATED DEPRECIATION                    1,678,954                --
INVESTMENT [NOTE 2]                                  --           447,573
GOODWILL, NET OF $518,733 ACCUMULATED
  DEPRECIATION                                4,821,538                --
EMPLOYEE AND CONSULTANTS BASE, NET OF
  $648,889 ACCUMULATED DEPRECIATION           2,551,111                --
OTHER INVESTMENTS                                40,016                --
-------------------------------------------------------------------------
                                              9,091,619           447,573
-------------------------------------------------------------------------
                                             11,611,103           447,573
=========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Bank indebtedness [note 4]                      945,719                --
Accounts payable                              2,931,673                --
Accrued Liabilities                              64,227            19,457
Due to related party                            112,747                --
-------------------------------------------------------------------------
                                              4,054,366            19,457
-------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS PAYABLE                30,262                --
CONVERTIBLE DEBENTURES [NOTES 3]              3,938,809                --
OTHER LONG TERM DEBT                            247,500                --
DEFERRED TAXES                                1,092,647                --
-------------------------------------------------------------------------
                                              9,363,584            19,457
=========================================================================

                          FUTURELINK DISTRIBUTION CORP.
                           CONSOLIDATED BALANCE SHEETS
                      (See basis of presentation - Note 1)
                          (All amounts stated in $U.S.)


                                                              MARCH 31
                                                  ---------------------------------
                                                     1999                  1998
                                                       $                     $
-----------------------------------------------------------------------------------
                                                        (unaudited)
STOCKHOLDERS' EQUITY
  Authorized
        5,000,000 preferred shares
        without par value 100,000,000
        common shares with par value
        of $0.0001
  Issued and paid-up
    29,433,304 and 11,826,834 common
      shares issued and outstanding at
      March 31, 1999 and March 31, 1998,
      respectively                                      2,944                 1,182
  Exchangeable shares                                 850,850                    --
Capital in excess of par value                      9,735,807             2,074,049
Contributed surplus                                 2,228,885                    --
Cumulative translation adjustment                    (138,187)                   --
Deficit                                           (10,432,780)           (1,647,115)
-----------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                          2,247,519               428,116
-----------------------------------------------------------------------------------
                                                   11,611,103               447,573
===================================================================================

See accompanying notes


On behalf of the Board:  [signed: Robert Kubbernus]  [signed: F. Bryson Farrill]
                         Director                    Director

                          FUTURELINK DISTRIBUTION CORP.
                 CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT AND
                               COMPREHENSIVE LOSS
                         (All amounts stated in $U.S.)



                                                                   3 month period ended
                                                                         March 31
                                                        ------------------------------------------
                                                           1999                           1998
                                                             $                              $
--------------------------------------------------------------------------------------------------
                                                                       (unaudited)
REVENUE
Consulting services, including ASP related
  services                                                1,196,848                             --
Hardware and software sales                                 382,701                             --
Server farm revenue                                         164,076                             --
--------------------------------------------------------------------------------------------------
                                                          1,743,625                             --
--------------------------------------------------------------------------------------------------

EXPENSES
Hardware and software purchases                             352,530                             --
Contracts, payroll and benefits                           1,595,714                             --
Accounting and legal                                         49,464                         55,725
Rent                                                        152,909                             --
Consulting expenses                                         355,150
General and administrative                                  617,163                             --
Interest on long term debt                                  997,790                             --
Amortization of deferred financing fees and debt
  discount [note 3]                                          28,849                             --
Bad debt expense                                            183,527                             --
Depreciation                                                131,834                             --
Amortization of intangible assets                           500,005                             --
--------------------------------------------------------------------------------------------------
                                                          4,964,935                         55,725
--------------------------------------------------------------------------------------------------

Loss from operations                                     (3,221,310)                       (55,725)
--------------------------------------------------------------------------------------------------

Equity in loss of affiliate [note 2]                             --                       (141,227)
--------------------------------------------------------------------------------------------------
                                                                 --                       (141,227)
--------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                 (3,221,310)                      (196,952)
Deferred tax benefit                                        118,987                             --
--------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                                  (3,102,323)                      (196,952)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment                     (41,719)                            --
--------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                       (3,144,042)                      (196,952)
--------------------------------------------------------------------------------------------------

DEFICIT, BEGINNING OF PERIOD                             (7,330,457)                    (1,450,163)
DEFICIT, END OF PERIOD                                  (10,432,780)                    (1,647,115)
--------------------------------------------------------------------------------------------------

LOSS PER COMMON SHARE                                         (0.11)                         (0.02)
--------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            29,069,963                     11,468,389
==================================================================================================


See accompanying notes

                          FUTURELINK DISTRIBUTION CORP.
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                          (All amounts stated in $U.S.)

                                                                                                 CAPITAL
                                                                         TO BE   EXCHANGEABLE   IN EXCESS      CONTRIBUTED
                                                     COMMON STOCK        ISSUED     SHARES        OF PAR        SURPLUS
                                                  -------------------    ------    ---------    ----------     ----------
(UNAUDITED)                                         SHARES        $         $          $             $              $
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                        10,203,500    1,020        --           --     1,425,211             --
  Issuance of shares on
    acquisition of  46% of
    FutureLink Alberta                             1,540,000      154        --           --       338,646             --
  Forgiveness of stockholder debt                         --       --        --           --        60,200
  Issuance of share capital for cash                  83,334        8        --           --       249,992             --
-------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998                           11,826,834    1,182        --           --     2,074,049             --
  Issuance of share capital for cash                 172,479       18        --           --       596,782             --
  Forgiveness of stockholder debt                         --       --        --           --        10,125             --
  Issuance of share capital to employees,
    officers and directors of the company          3,500,000      350        --           --     2,117,150             --
  Warrants issued with issuance of convertible
    debentures [note 3a]                                  --       --        --           --            --        562,500
  Equity component of convertible
     debentures [note 3a]                                 --       --        --           --            --        777,143
  Equity component of financing
     fees [note 3a]                                       --       --        --           --            --        (75,600)
  Equity component of financing
     fees [note 3a]                                       --       --        --           --            --        (39,375)
  Shares issued upon conversion of
  convertible debt [note 3a]                       1,874,777      188        --           --       506,553             --
  Shares issued on conversion of loan              1,127,240      113        --           --       732,538             --
  Issuance of shares on acquisition
     of 50.4% of FutureLink Alberta                1,673,775      167        --           --       663,960             --
  Share issue costs                                       --       --        --           --      (218,992)            --
  Financing fees associated with
     converted debentures [note 3a]                       --       --        --           --       (44,525)            --
                                                  ----------
TOTAL OUTSTANDING SHARES                          20,175,105
                                                  ----------
  Issuance of exchangeable shares
     on acquisition of FL/SysGold                  4,250,000       --        --    2,550,000            --             --
  Shares to be issued for services                   115,253       --    50,000           --            --             --
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                        24,540,358    2,018    50,000    2,550,000     6,437,640      1,224,668
=========================================================================================================================


See accompanying notes

                          FUTURELINK DISTRIBUTION CORP.
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                          (All amounts stated in $U.S.)


                                                                                           CAPITAL
                                                                  TO BE   EXCHANGEABLE    IN EXCESS      CONTRIBUTED
                                                 COMMON STOCK     ISSUED     SHARES         OF PAR         SURPLUS
                                              ------------------- ------  ------------    ----------     ----------
(UNAUDITED)                                     SHARES        $     $           $             $              $
-------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                    20,175,105    2,018    --         --        6,437,640      1,224,668
  Equity components of
    10% convertible debentures
    [note 3a]                                         --       --    --         --               --        770,964
  Warrants issued with issuance
    of convertible debentures
    under amended agreement
    [note 3a]                                         --       --    --         --               --        129,500
  Equity component of financing
    fees [note 3a]                                    --       --    --         --               --        (77,094)
  Shares issued on conversion of
    convertible debt [note 3a]                 5,985,269      599    --         --        1,560,887             --
  Financing fees associated with
    converted debentures [note 3a]                    --       --    --         --          (96,834)            --
  Discount associated with
    converted debentures [note 3a]                    --       --    --         --          (26,747)            --
  Warrants issued with issuance
    of 10% convertible
    debentures [note 3b]                              --       --    --         --               --         20,000
  Equity component of 8%
    convertible debentures [note 3c]                  --       --    --         --               --        125,000
  Warrants issued with issuance
    of 8% convertible debentures [note 3c]            --       --    --         --               --         35,847
  Issuance of shares on 3.6%
    acquisition of FutureLink
    Alberta [note 2]                             117,500       12    --         --           42,288             --
  Issuance of common stock for services          323,514       32    --         --          124,968             --
  Issuance of common stock relating
    to exchange of exchangeable shares
    on acquisition of FL/SysGold
    in 1998                                    2,831,916      283    --         --        1,698,867             --
  Stock issue costs                                   --       --    --         --           (5,262)            --
                                              ----------
  TOTAL OUTSTANDING SHARES                    29,433,304
                                              ----------
  Issuance of exchangeable
    shares on acquisition of
    FL/SysGold in 1998                         1,418,084       --    --    850,850               --             --
-------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999                       30,851,388    2,944    --    850,850        9,735,807      2,228,885
==================================================================================================================

The above statement gives retroactive effect to share consolidations of 200 to 1 on July 20, 1997 and 30 to 1 on December 2, 1997.

See accompanying notes

                          FUTURELINK DISTRIBUTION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts stated in $U.S.)

                                                                3 MONTH PERIOD ENDED
                                                                      MARCH 31
                                                             ---------------------------
                                                                1999              1998
                                                                  $                 $
----------------------------------------------------------------------------------------
                                                                    (unaudited)
 CASH FLOWS USED IN OPERATING ACTIVITIES
 Net loss for the period                                     (3,102,322)        (196,952)
 Adjustments to reconcile net loss to net cash
   provided by operating activities
     Equity in loss of affiliate [note 2]                            --          141,227
     Non cash interest expense                                  981,381               --
     Non cash consulting expense                                125,000               --
     Depreciation                                               131,834               --
     Amortization of deferred financing fees and
       debt discount                                             28,849               --
     Amortization of intangible assets                          500,005               --
     Bad debt expense                                           183,527               --
     Other                                                      (50,000)              --
         Deferred tax recovery                                 (118,987)              --
----------------------------------------------------------------------------------------
                                                             (1,320,713)         (55,725)
 Changes in non-cash working capital                         (1,122,345)          (4,475)
 Effect of foreign currency on operating activities             (68,485)              --
----------------------------------------------------------------------------------------
                                                             (2,511,543)         (60,200)
----------------------------------------------------------------------------------------

 CASH FLOWS USED IN INVESTING ACTIVITIES
 Capital assets purchased                                      (696,847)              --
 Cash advances to equity investee                                    --         (250,000)
 Other investments                                              (40,016)              --
 Changes in non-cash working capital                            390,733               --
 Other                                                         (125,193)              --
----------------------------------------------------------------------------------------
                                                               (471,323)        (250,000)
----------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Cash received under demand credit facility                     126,502               --
 Issuance of common stock [note 2]                                   --          250,000
 Share issue costs                                               (5,262)              --
 Repayment of capital lease obligations                         (14,261)              --
 Forgiveness of stockholder debt                                     --           60,200
 Issuance of 10% convertible debentures [note 3b]             2,750,000               --
 Financing fees on issue of 10% convertible
   debentures                                                  (275,000)              --
 Issuance of 8% convertible debentures [note 3a)                500,000               --
 Financing fees on issue of 8% convertible debentures           (10,000)              --
 Issuance of other long term debt                               275,000               --
 Financing fees on other long term debt                         (27,500)              --
 Repayment of notes payable                                    (381,033)              --
 Issuance of promissory note                                    150,000               --
 Repayment of promissory note                                  (150,000)              --
 Other financing fees                                           (50,000)              --
 Changes in non-cash working capital                             93,085               --
----------------------------------------------------------------------------------------
                                                              2,981,531          310,200
----------------------------------------------------------------------------------------
 DECREASE IN CASH                                                (1,335)              --
 Cash, beginning of period                                        6,651               --
----------------------------------------------------------------------------------------

 CASH, END OF PERIOD                                              5,316               --
========================================================================================



See accompanying notes

                          FUTURELINK DISTRIBUTION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1999 and 1998 (unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has an accumulated deficit amounting to $10,432,780, a working capital deficiency of $1,534,882 and total net operating cash outflows of $2,511,543. The Company has also violated its working capital ratio relating to its credit facility. The Company's continuation as a going concern is in substantial doubt and dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

During the period from March 31, 1999 to May 10, 1999, management has raised $8,663,500 gross proceeds of additional capital in the form of convertible debentures and promissory notes which has enabled the Company to eliminate its working capital deficiency and remedy the violation of its credit facility. The Company's recent registration with the Securities and Exchange Commission is also expected to increase the Company's growth and expansion opportunities.

The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation for the periods being presented.

NOTE 2. ACQUISITION OF FUTURELINK DISTRIBUTION CORP. (ALBERTA)

On February 26, 1999, FutureLink Alberta became a wholly owned subsidiary when the Company purchased the remaining 117,500 shares (3.6%) of FutureLink Alberta in exchange for 117,500 common shares of the Company at an ascribed value of $42,300. Net assets acquired are as follows:

                                                   $
-------------------------------------------------------
NET ASSETS ACQUIRED
Non cash working capital deficiency             (49,208)
Capital assets                                   66,657
Goodwill                                         26,937
Other obligations                                (2,086)
-------------------------------------------------------
NET ASSETS ACQUIRED                              42,300
=======================================================

As at March 31, 1998, the Company held a 46% interest in FutureLink Alberta which had been accounted for on an equity basis since the period of ownership commencing January 20, 1998. The Company acquired the interest in FutureLink Alberta by issuing 1,540,000 common shares in exchange for 1,540,000 common share of FutureLink Alberta. The value ascribed to the investment was $338,800 and was based on an independent valuation report. The Company's investment in FutureLink Alberta at March 31, 1998 was as follows:

                                       $
-------------------------------------------
1,540,000 common shares             338,800
Advances to equity investee         250,000
Equity loss in investee            (141,227)
-------------------------------------------
                                    447,573
===========================================

The advances to FutureLink Alberta were non-interest bearing and had no repayment terms.

NOTE 3. CONVERTIBLE DEBENTURES

                                                                               $
-------------------------------------------------------------------------------------
10% TK convertible debentures (a)                                           3,188,270
Stockholder 10% convertible debentures (b)                                    292,449
8% convertible debentures (c)                                                 458,090
-------------------------------------------------------------------------------------
                                                                            3,938,809
=====================================================================================

(a) 10% TK CONVERTIBLE DEBENTURES

                                                                               $
-------------------------------------------------------------------------------------
PRINCIPAL
Funds advance to date                                                       5,470,000
Debentures converted to date                                               (2,000,000)
-------------------------------------------------------------------------------------
                                                                            3,470,000
-------------------------------------------------------------------------------------
FINANCING FEES
Total financing fees attributable to debt                                    (392,306)
Amortization of financing fees to date                                         37,654
Financing fees associated with debt converted to date                         131,234
-------------------------------------------------------------------------------------
                                                                             (223,418)
-------------------------------------------------------------------------------------
DISCOUNT ON DEBT
Total discount attributable to debt                                           230,750
Amortization of discount to date                                              (20,247)
Discounted associated with debt converted to date                             (36,872)
-------------------------------------------------------------------------------------
                                                                             (173,631)
-------------------------------------------------------------------------------------
INTEREST EXPENSES
Accrued interest expense                                                      115,319
-------------------------------------------------------------------------------------
NET BALANCE AT MARCH 31, 1999                                               3,188,270
=====================================================================================

During 1998 the Company entered into a 10% convertible debenture agreement with Thomson Kernaghan & Co. Ltd. as agent, to provide up to $5,000,000 of financing. In February, 1999 the company amended the terms of the 10% TK convertible debentures which increased the total financing from $5,000,000 to $6,000,0000.

As at March 31, 1998, the Company issued a total of $5,470,000 under the 10% TK convertible debenture agreement due August 20, 2001. The debenture holders have the right to convert the debentures in increments of at least $100,000, at a price equal to the lower of $0.75 per share and 78% of the average closing bid price of the Company's common stock for the three trading days immediately preceding the conversion. The Company may prepay any or all of the outstanding principal amounts at any time, upon thirty days' notice, subject to the holders' right to convert into common shares. At the debenture holders' election, interest can be settled in common stock of the Company based on market prices.

Of the total principal amount of the debentures of $5,470,000, a total of $1,548,107 has been attributed to the intrinsic value of the conversion option at the issue date and included with contributed surplus. Of this amount $770,964 relates to debentures received during the first quarter of 1999. The amount attributed to the conversion option has been included in interest on long term debt as the conversion option was exercisable upon issuance.

Upon entering into the original agreement, the Company issued 1,041,667 common share purchase warrants. Each warrant gives the holders the right to purchase one common share of the Company at $0.96 until August 20, 2001. The Company also issued an additional 647,668 warrants under the amended agreement. Each warrant gives the holders the right to purchase one common share of the Company at $0.39 until August 20, 2001. An amount of $129,500 has been included in contributed surplus as the estimated value attributed to the 647,668 warrants as they were exercisable upon issuance.

An amount of $230,750 relating to debt discount has been recorded in relation to the warrants, of which $129,500 relates to the first quarter of 1999. The amount is being amortized over the life of the debentures unless the debentures are converted. If converted, the prorated portion of the unamortized balance is charged to capital in excess of par. A total of $26,747 has been charged to capital in excess of par relating to $1,500,000 of convertible debentures which were converted during the first quarter of 1999.

For each issuance of 10% TK convertible debentures, the Company must pay a financing fee of approximately 10%. The value of the fees associated with the equity component of the 10% TK convertible debentures issued during the first quarter of 1999 in the amount of $77,094 has been charged to contributed surplus. The remaining amount is being amortized over the life of the 10% TK convertible debentures, unless the debentures are converted. If converted, the pro rata portion of the financing fees associated with the converted debentures is charged to capital in excess of par value. A total of $96,034 has been charged to capital in excess of par relating to $1,500,000 of convertible debentures which were converted during the first quarter of 1999.

During the first quarter of 1999, $1,500,000 of the convertible debentures, together with $61,486 of accrued interest, were converted into 5,985,269 common shares.

(b)  STOCKHOLDER 10% CONVERTIBLE DEBENTURES

                                                         $
-------------------------------------------------------------
Principal                                             301,242
Discount on debt                                      (14,218)
Accrued interest                                        5,425
-------------------------------------------------------------
NET BALANCE AT MARCH 31, 1999                         292,449
=============================================================

During the first quarter of 1999 the Company issued $301,241 10% convertible debentures, due on June 30, 1999 in exchange for stockholders advances of $289,264 ($440,000 Canadian) including interest existing at December 31, 1998. The holders have the right to convert the debentures in increments of at least $10,000, at a price per share equal to $0.40. The Company may prepay any and all of the outstanding principal amounts at any time, upon thirty days' notice, subject to the holders' right to convert into common shares. At the holders' election, interest can be settled in common stock of the Company based on market prices.

Upon entering into the convertible debenture agreement, the Company issued 753,104 common share purchase warrants to the holders of the debentures. Each warrant gives the holders the right to purchase one common share of the Company for $0.40 per share on or before February 22, 2000, for $0.60 per share between February 23, 2000 and February 22, 2001 and $0.80 per share between February 23, 2001 and February 22, 2002. An amount of $20,000 has been included in contributed surplus as the estimated value attributed to the 753,104 warrants.

(c) 8% CONVERTIBLE DEBENTURES

                                                             $
-----------------------------------------------------------------
Principal                                                 500,000
Discount on debt                                          (35,847)
Deferred finance fee                                       (9,396)
Accrued interest                                            3,333
-----------------------------------------------------------------
NET BALANCE AT MARCH 31, 1999                             458,090
=================================================================

During the first quarter of 1999, the Company issued an aggregate of $500,000 8% convertible debentures, due February 28, 2002. The holders have the right to convert the debentures at a price per share equal to the lower of $0.38 per share or 80% of the closing prices for the three days prior to the date of conversion. The Company may prepay any and all of the outstanding principal amounts at any time, upon thirty days notice, subject to the holders' right to convert into common shares. At the holders' election, interest can be settled in common stock of the Company based on market prices.

An amount of $125,000 has been attributed to the intrinsic value of the conversion option and has been included in contributed surplus.

Upon entering into the 8% convertible debenture agreement, the Company issued warrants to purchase 132,743 of common stock of the Company to the holder of the debentures. Common stock can be purchased at $0.30 per share. The warrants expire on February 28, 2001. An amount of $35,847 has been included in contributed surplus as the estimated value of the warrants.

The Company paid a finance fee of $10,000 which is being amortized over the life of the convertible debentures.

NOTE 4. BANK INDEBTEDNESS

A subsidiary of the Company has a demand credit facility with a Canadian chartered bank for $1,000,000 Canadian for which the Company has provided a guarantee and postponement of claim. The facility provides for a first floating charge over all assets of the subsidiary as well as an assignment of the shares of the subsidiary. Interest on the facility is based on a range of the bank's prime rate plus 1% to the bank's prime rate plus 3% depending on the subsidiary`s debt to equity ratio.

As at March 31, 1999 the subsidiary was in deficiency with respect to a covenant relating to its current ratio. The lender has not waived these deficiencies and has not indicated its intention to do so. In addition, as per the terms of the agreement, should the subsidiary be in default, a penalty interest rate may be applied.

The Company is currently working with the bank and undertaking efforts to rectify the covenant deficiencies. To May 12, 1999 the bank has not formally given notice of the covenant deficiencies, has not given an indication of plans to call the loan, and has not imposed the penalty interest. No amount has been accrued in the accompanying financial statements for any penalty interest which may be imposed.

NOTE 5. CONTINGENCIES

A statement of claim has been filed against the Company in the amount of approximately $326,000 ($500,000 Canadian) plus costs. The statement of claim alleges that the Company made certain misrepresentations and interfered with contractual relations in respect of a sale transaction between two third parties involving the Company's common shares. The Company has entered into an indemnity agreement with a former principal whereby such former principal directs the action on behalf of the Company, bears the costs of legal counsel and agrees to indemnify the Company for any losses arising. Management believes the claim is without merit; consequently, no liability in respect of the claim has been recorded in the financial statements.

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

NOTE 6. LOSS PER SHARE

Loss per common share is loss for the period divided by the weighted average number of common shares outstanding after retroactive effect of the share consolidations. The effect on earnings per share of the exercise of options and warrants, and the conversion of the convertible debentures is anti-dilutive.

NOTE 7. SUBSEQUENT EVENTS

On April 26, 1999, the Company amended the terms of the 10% TK convertible debenture agreement. The amendment supersedes all prior amendments (see note
3a). Under the terms of the amendment, the debenture conversion price is fixed at $0.20 per common share. In addition, the common share purchase warrants of 1,041,667 and 647,668 were repriced such that their exercise price is $0.25 per common share. The Company issued an additional 4,310,665 share purchase warrants at an exercise price of $0.25 per common share such that a total of 6,000,000 share purchase warrants are outstanding relating to this convertible debenture agreement. In addition, the Company agreed to pay $1,881,600 as consideration for the cancellation of $1,470,000 of the principal balance such that $2,500,000 of the convertible debentures will remain outstanding.

Subsequent to March 31, 1999, the Company entered into an agency agreement to issue 8% convertible notes to provide up to $8 million of financing. The agreement provides for the issuance of units which include 8% convertible promissory notes convertible at $0.20 per common share, and warrants to purchase common stock at an exercise price of $0.25 per common share. A total of 20 million warrants are available to the subscribers of the agreement. In addition, 10 million warrants at an exercise price of $0.25 per common share were provided to the agent as an agency fee, as well as the agent receiving commissions and structuring fees totalling 9%. As this private placement was fully subscribed, the agent received approximately $720,000 in such commissions and fees.

The Company also entered into an advisory agreement with the agent. Under this agreement, the agent has the right to purchase 10 million share purchase warrants at a price of $0.01 per warrant, equating to approximately $100,000. The warrants have an exercise price of $0.25 per common share. The agent also receives $5,000 per month in advisory fees under this agreement.

On May 7, 1999, the Company completed the second of two closings for total gross proceeds of $8,038,500. Approximately 5% of the offering was subscribed for by management of the Company, the terms of which provide for a conversion price of $0.30 per common stock and a warrant exercise price of $0.30 per common stock.

On May 14, 1999, the Company approved a 1 for 5 reverse stock split of its common stock, to be effective June 1, 1999. This transaction has not been reflected in the Statements of Changes in Stockholders' equity.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and other similar expressions or variations of such words are intended to identify these forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical fact are forward-looking statements. Forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed in this "ITEM 2. Management's Discussion and Analysis of Financial Condition and Operating Results" and elsewhere in this Report.

OVERVIEW

FutureLink Distribution Corp., a Colorado corporation ("FutureLink" or the "Company")is a founder of the Application Services Provider (ASP) industry. FutureLink provides computer utility services (as "the Computer Utility Company(TM)") that include ASP (Application Service Provision), computer infrastructure management and IT business consulting. FutureLink strives to understand its clients' organizational processes and information requirements and provides a full suite of information management solutions.

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

FutureLink transacts business through the following subsidiaries: (i) a 100% interest in FutureLink Distribution Corp. (an Alberta corporation) ("FutureLink Alberta") located in Calgary, Alberta, Canada; (ii) a 100% interest in FutureLink Acquisition Corp. (an Alberta corporation) which in turn owns 100% of the voting shares of FutureLink/SysGold Ltd. ("FutureLink/SysGold").

FutureLink provides small and mid-sized businesses (10-1,000 employees) with off-site, Internet-based computing, allowing subscribers to escape hardware/software upgrade cycles, precisely control total cost of technology ownership and focus on their core businesses. FutureLink's expertise in application hosting on a monthly subscription basis, outsourcing and facility management, and business practices consulting enables the company to offer an all-inclusive, trouble-free service at a predictable price. FutureLink markets itself as "The Computer Utility Company," and offers computer and information service as transparently and reliably as today's utilities deliver electricity, water and telephone services.

In August, 1998, in conjunction with the acquisition of FutureLink/SysGold, FutureLink entered into a 10% convertible debenture agreement to obtain up to $5,000,000, which was later increased to $6,000,000 of financing (the "TK debenture financing"). In addition, FutureLink/ Sysgold obtained a Canadian $1,000,000 demand secured credit facility with a Canadian chartered bank for which FutureLink has provided a guarantee. FutureLink was funded with $2,720,000 of TK debenture financing in 1998 and $2,750,000 in the first quarter of 1999. The capital was used to acquire FutureLink/SysGold, fund the operations of FutureLink, FutureLink/SysGold and FutureLink Alberta and for capital investments. In the first quarter of 1999, FutureLink was funded with $775,000 of additional gross convertible debt and debt financing its fund operations and capital investments.

RESULTS OF OPERATIONS

        EBITDA

FutureLink incurred a loss for the three months ended March 31, 1999 of $3,102,323. The Company's EBITDA (earnings before interest, taxes, depreciation and amortization) for the first quarter of 1999 is as follows:

        Loss for the Quarter                 $(3,102,323)
        Interest on Long-Term Debt           $   997,790
        Deferred Tax Benefit                 $  (118,987)
        Depreciation and Amortization        $   631,839
                                             -----------
        TOTAL                                $(1,591,681)

        1998 FIRST QUARTER INCOME STATEMENT

FutureLink's major operations in the first quarter of 1998 were via its 46% investment in FutureLink Alberta. FutureLink acquired 46% of the capital stock of FutureLink Alberta on January 20, 1998 and increased its ownership stake to 96.4% in November, 1998 and to 100% in February, 1999. During the period January 20, 1998 to November 23, 1998, FutureLink Alberta's results were not consolidated with those of the Company, but were treated as an equity investment. FutureLink's 46% share of the losses in the first quarter of 1998, or $141,227 are accounted for as "Equity in Loss of Affiliate" on the Company's

Unaudited Consolidated Statement of Loss and Deficit and Comprehensive Loss for the three months ended March 31, 1998. The background of these losses can be best shown on a summary Statement of Loss:

                               FUTURELINK ALBERTA
                                Statement of Loss
                   For the Period January 20 to March 31, 1998


                -----------------------------------------------------------
                                                                    46% of
                                                                  FutureLink
                                                                    Alberta
                                                    January 20   Attributable
                Item Attributable to the             to March         to
                Period January 20 to                 31, 1998     FutureLink
                March  31, 1998                         ($)           ($)
                -----------------------------------------------------------
                Revenues                               8,170          3,758
                -----------------------------------------------------------
                Other Income                             179             82
                -----------------------------------------------------------
                                                       8,349          3,840
                -----------------------------------------------------------
                Less:
                -----------------------------------------------------------
                Contracts, Payroll & Benefits         82,761         38,070
                -----------------------------------------------------------
                Accounting and Legal                  26,904         12,376
                -----------------------------------------------------------
                Rent                                  17,112          7,872
                -----------------------------------------------------------
                Travel Expenses                       24,728         11,375
                -----------------------------------------------------------
                Office Expenses                       26,942         12,394
                -----------------------------------------------------------
                Consulting Expenses                   79,870         36,740
                -----------------------------------------------------------
                Staff Development Expenses               136             63
                -----------------------------------------------------------
                Other Expenses                        20,806          9,571
                -----------------------------------------------------------
                Advertising & Promotion Expenses      36,104         16,608
                -----------------------------------------------------------
                LOSS FROM OPERATIONS                (307,015)      (141,227)
                ===========================================================


        WORKING CAPITAL

As at March 31, 1999, FutureLink had a working capital deficit of $1,534,882 and was in technical breach of its working capital ratio covenant with its bank. FutureLink's continuation as a going concern remains dependent on its ability to obtain additional financing and generate sufficient cash flow from operations to meet its obligations on a timely basis.

Between March 31, and May 10, 1999, FutureLink obtained additional debt financing of $8,663,500 and had eliminated its working capital deficit. FutureLink also became an SEC registrant effective January 6, 1999, with such registration improving the Company's ability to raise additional capital. To May 10 1999, the bank had not formally given notice of any covenant deficiencies, has not given an indication of plans to call the loan, and has not imposed the penalty interest. As of May 10, 1999 the company is in compliance with all bank covenants.

MARCH 31, 1999 VS. MARCH 31, 1998

The following is an analysis and comparison to the first quarter of 1998 (where applicable) of the main components of FutureLink's 1999 first quarter loss from operations of $3,221,310.

        REVENUES

In the three months ended March 31, 1999, the Company recorded total revenues of $1,743,625. In the first quarter of 1998 FutureLink did not record any consolidated revenues.

The major source of FutureLink's revenue in 1999 was information technology consulting services, including Application Service Provision ("ASP") related services, which generated revenues of $1,196,848. These revenues were generated by the Company's subsidiaries for providing information technology outsourcing services, IT business practices consulting and server-based (including ASP) computing consulting.

The other major source of FutureLink's 1999 first quarter revenues were hardware and software sales generated by FutureLink's subsidiaries' procurement business whereby the Company sources, purchases and then resells hardware and software to its IT consulting clients. FutureLink generated a 7.9% gross margin on those procurement services in the first quarter.

Direct Application Service Provider ("ASP") services also contributed to FutureLink's revenue stream, with $164,076 generated from direct sales of hosted application from the Company's Server Farm. This amount does not include revenues from ASP related services included within consulting revenues for assisting clients with upgrading their network capabilities to allow access to FutureLink's server farm, etc. In total, FutureLink's revenues from ASP exceeded $250,0000 for the first quarter of 1999.

        EXPENSES

        Hardware and Software Purchases

        Hardware and software purchases of $352,530 in the first quarter of 1999 were for customer equipment and software that was resold to customers at cost plus an administration mark up. The gross margin on the resale of the equipment was 7.9%.

        Contracts, Payroll and Benefits

        FutureLink's contracts, payroll and benefits expenses comprise payments and accrued payments to information technology service contractors and salaries, revenue sharing and benefits for directors, management, sales, marketing, information technology service and administrative employees. FutureLink's 46% share of FutureLink Alberta's contracts, payroll and benefits expense of $82,761 in the first quarter of 1998 is included in the equity in loss of affiliate.

        Accounting and Legal Costs

        FutureLink had 1999 first quarter consolidated accounting and legal expenses of $49,464 related to accounting, audit, corporate governance, compliance and commercial transaction costs. In the first quarter of 1998, FutureLink incurred accounting and legal expenses of $55,725. FutureLink Alberta incurred 1998 first quarter accounting and legal expenses of $26,904 of which 46% of the expenses are included in FutureLink's $141,227 equity in loss of affiliate.

        Rent

        The Company incurred rent expenses of $152,909 related to its premises in Calgary, Tampa and Houston. FutureLink Alberta incurred 1998 first quarter rent of $17,112, 46% of which is attributable to FutureLink as equity in loss of affiliate.

        General and Administrative Expenses

        FutureLink's consolidated general and administrative expenses for the first quarter ending March, 31, 1999 were $617,163.

        The consolidated general and administrative expenses are comprised of the following:

        Travel Expenses                         $120,496
        Meals and Entertainment Expenses        $ 26,368
        Office Expenses                         $145,959
        Promotional Expenses                    $107,794
        Staff Development Expenses              $ 49,108
        Other Expenses                          $167,438
                                                --------
        TOTAL                                   $617,163

        FutureLink Alberta's results for the first quarter of 1998 included the following general and administrative expense categories:

        Travel  Expenses                            $ 24,728
        Office Expenses                             $ 26,942
        Advertising and Promotional Expenses        $ 36,104
        Staff Development Expenses                  $    136
        Other Expenses                              $ 20,806
                                                    --------
        TOTAL                                       $108,716

        Again, 46% of these 1998 first quarter general and administrative expenses are included as part of FutureLink's equity in loss of affiliate.

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

        Consulting Expenses

        Consulting expenses of $355,150 were incurred to engage consultants to assist the Company in several areas including business development, marketing, market research, market analysis, investor relations and delivery of IT services to customers. FutureLink Alberta incurred consulting expenses of $79,870 in the first quarter of 1998, of which 46% of these expenses are included as part of FutureLink's equity in loss of affiliate.

        Interest on Long-Term Debt

        FutureLink's 1999 first quarter interest expense of $997,790 is comprised of:

        Non-Cash Interest Charge Related to Convertible                     $895,964
        Debenture Financing (intrinsic value of conversion features)
        Accrued Interest on Convertible Debt                                $ 85,289
        Other Interest                                                      $ 16,537
                                                                            --------
        TOTAL                                                               $997,790

        Bad Debt Expense

        FutureLink's bad debt expense of $183,527 as at December 31, 1998 includes actual bad debts and a provision for doubtful accounts in FutureLink Alberta and FutureLink/SysGold relating to amounts for which management believes collection to be unlikely.

        Bad debt expense also includes $112,486 of bad debt provisions related to accounts receivable from companies which certain of FutureLink's officers are or were directors of. These related client companies were early customers of FutureLink Alberta's server-based computing information technology service and supported FutureLink Alberta as it built its server-based computing expertise key to its launch of its ASP business in late 1998.

        Depreciation

        FutureLink's consolidated depreciation of $131,834 is related to FutureLink/SysGold's and FutureLink Alberta's depreciation of computer equipment, software, leasehold improvements and office equipment.

        Amortization of Intangible Assets

        FutureLink's Q1 amortization expense of $500,005 includes:

        Goodwill amortization related to the acquisitions
           of FutureLink Alberta and FutureLink/SysGold:                             $233,338
        Amortization of employee and consultant base
           intangible asset related to the acquisition of FutureLink/SysGold:        $266,667
                                                                                     --------
        TOTAL:                                                                       $500,005

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 1999, FutureLink had a working capital deficit of $1,534,882, and was in technical breach of its working capital ratio covenant with its bank. From April 1 to May 10, 1999, the Company closed $8,663,500 (gross proceeds) of debt financing, $8,358,500 of which is in the form of convertible debentures. This financing enabled the Company to eliminate its working capital deficit and comply with all its bank covenants.

FutureLink received debt and stockholder loan amounts in the first quarter between January 1 and March 31, 1999 comprised of:

        Convertible Debentures        $3,250,000
        Other long-term debt          $  275,000
        Promissory Note                  150,000
        Shareholder Loan              $   93,085
                                      ----------
                                      $3,768,085

During the first quarter of 1999, the promissory note of $150,000 was repaid in full.

In the first quarter of 1999, the original August 1998 TK debenture financing in funding of $2,750,000 of capital. The TK agreement extension provided for a further $1,000,000 of funding, of which $470,000 was received in the first quarter of 1999. The company also closed $775,000 of gross convertible debt and debt financing in the first quarter of 1999. As of March 31, 1999, $4,186,309 of convertible debt, other long term debt and the related accrued interest, net of debt discounts was outstanding.

In the first quarter of 1999, FutureLink's sources and uses of cash were as follows:

        -------------------------------------------------------------------------------
        Operating loss adjusted for non-cash expenses                       $(1,320,713)
        Foreign currency translation                                        $   (68,485)
        Working capital changes                                             $(1,122,345)
        Net Capital Assets acquired                                         $  (696,847)
        Other investment activities                                             225,524
        Long term debt & convertible debentures net of issue costs &
        financing fees                                                      $ 3,212,500
        Other net financing activities                                      $  (357,471)
        Financing from demand credit facility                               $   126,502
                                                                            -----------
        NET DECREASE IN CASH                                                $    (1,335)
        -------------------------------------------------------------------------------

In addition, FutureLink/Sysgold maintains a CDN$1,000,000 demand secured credit facility with a Canadian chartered bank for which FutureLink has provided a guarantee. FutureLink/SysGold was in technical breach on its working capital ratio related to the credit facility as of March 31, 1999. To May 10, 1999, the bank had not formally given notice of the covenant deficiencies, had not given an indication of plans to call the loan, and had not imposed the penalty interest. In early May, 1999 the Company closed a private placement financing with gross proceeds to the Company of $8,038,500 and as of May 10, 1999 FutureLink/Sysgold is no longer in technical breach of its bank covenants.

RECENT DEVELOPMENTS

FINANCINGS

The most significant recent developments of FutureLink include additional financing transactions, raising the Company gross proceeds of $3,525,000 during the first quarter of 1999 and gross proceeds of $8,663,500 during the period April 1 to May 10, 1999. For further details regarding these financings, please refer to the financial statements included in Part I, Item 1 of this Report and in Part II, Item 2, below.

SERVER FARM

Another material recent development is the launch of the Company's Class "A" Server Farm on March 10, 1999. The introduction of this Server Farm positioned FutureLink at the forefront of the Application Service Provider ("ASP") industry, whereby the Company provides customers with off-site, internet (or other dedicated telecom line) based computing. Software applications are delivered on a monthly subscription basis, providing customers an all-inclusive, trouble-free service at a predictable price and providing FutureLink with regular subscription revenues. From the launch of the Server Farm to the end of the first quarter, FutureLink received direct Server Farm revenues of $164,076, with ASP related consulting services adding additional ASP revenues, such that the Company earned in excess of $250,000 in ASP revenues to March 31, 1999.
As at March 31, 1999, FutureLink had fully integrated five clients into its Server Farm and is currently adding approximately one new ASP customer each week.

MANAGEMENT CHANGES

Since January 1, 1999, the Company has undergone a number of management changes, including changes to the board of directors.

Effective March 1, 1999, William ("Bill") Arnett, an experienced and long-serving manager of the Company's FutureLink/SysGold subsidiary, became Chief Operating Officer and Kyle Scott, who previously practiced corporate and securities law with a large Calgary law firm and was involved in the SysGold acquisition transaction, joined the Company as General Counsel and Secretary. On March 6, 1999, Don Bialik stepped down as President and became Vice-Chairman of the Company, a role he has since vacated, remaining a director of FutureLink, while Cameron Chell added the office of President to his roles of Chairman and Chief Executive Officer.

The Company's board accepted the resignation of Robert Kohn on May 10, 1999 and appointed Michael S. Falk of New York, NY to fill the vacancy created by Mr. Kohn's departure. On May 17, 1999, the board appointed Timothy P. Flynn of Las Vegas, NV as an additional director. The Company now has a total of 8 directors, as follows:

        --------------------------------------------------------------------------------
                 NAME           AGE                   POSITION HELD
        --------------------------------------------------------------------------------
        Cameron B. Chell         30   Chairman of the Board, Chief Executive Officer and
                                      President
        --------------------------------------------------------------------------------
        Raghu Kilambi            33   Director, VP Finance and Chief Financial Officer
        --------------------------------------------------------------------------------
        Donald A. Bialik         43   Director
        --------------------------------------------------------------------------------
        Philip R. Ladouceur      58   Director
        --------------------------------------------------------------------------------
        Robert Kubbernus(1)      39   Director
        --------------------------------------------------------------------------------
        F. Bryson Farrill(1)     71   Director
        --------------------------------------------------------------------------------
        Michael S. Falk          37   Director
        --------------------------------------------------------------------------------
        Timothy P. Flynn         48   Director
        --------------------------------------------------------------------------------

        Note (1): Members of both the Audit Committee and the Compensation Committee.

Detailed information on Mr. Falk and Mr. Flynn is as follows:

MICHAEL S. FALK (director since May, 1999): Mr. Falk is the co-founder of Commonwealth Associates, a New York-based merchant bank and investment bank established in 1988, and remains that firm's Chairman and CEO. Over the past 15 years, Mr. Falk has led the successful consummation of more than 60 public and private equity financings raising in excess of $1 billion for early stage and emerging growth companies in the technology, telecommunications, leisure, healthcare and consumer services fields. More recently, Falk has led Commonwealth's transition into the Internet sector and various related businesses. Falk is a graduate of the Stanford University Executive Program for Smaller Companies and holds a B.A. degree with honors in Economics from Queen's College.

TIMOTHY P. FLYNN (director since May, 1999): From 1992 when it was founded until November, 1997, Mr. Flynn was a director of ValuJet Airlines, having previously served almost 10 years as a senior executive and director of WestAir Holdings, Inc., a company which operated WestAir, a California-based commuter airline affiliated with United Airlines (a United Express partner). Many are familiar with ValuJet's remarkable growth earlier this decade, while WestAir expanded to become an airline with 90 aircraft operating in 28 states with $250,000,000 in annual revenue under Mr. Flynn's direction. Mr. Flynn is currently a director of MGC Communications Inc. (NASD: MGCX).

REVERSE STOCK SPLIT

On May 14, 1999, the Company announced its plans to proceed with a 1 for 5 reverse stock to be effective June 1, 1999. FutureLink's shareholders authorized the directors to effect up to a 1 for 30 reverse stock split, to be executed on or before June 1, 1999, at the annual meeting of shareholders held November 30, 1998. FutureLink has authorized capital of 100,000,000 shares of Common Stock, $0.0001 par value, as well as preferred stock. As at May 14, 1999, the Company had less than 30,000,000 shares of common stock fully paid, issued and outstanding, but share acquisition rights (warrants, options, conversion rights), if exercised, would result in the issuance of over 120,000,000 additional shares of common stock - a fully diluted common stock amount in excess of 150,000,000 shares which exceeds FutureLink's authorized capital. The reverse stock split will result in the Company having approximately 6,000,000 shares of common stock outstanding and 30,000,000 shares fully diluted, well within the continuing 100,000,000 share authorized common stock limit.

YEAR 2000 ISSUES

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

We are in the process of contacting providers of various equipment used internally and/or by our clients, primarily Compaq, Citrix, Microsoft, Novell, Hewlett Packard and IBM, to determine what degree their systems' are Year 2000 compliant. We are not dependent on any suppliers or manufacturers whose failure to be Year 2000 compliant would have a significant impact on our financial condition or results of operations except providers of utilities (telecommunications, electricity, natural gas, etc.) to our offices. We currently estimate that our Year 2000 compliance assessment is 70% complete and that 60% of our systems are Year 2000 compliant or have already been upgraded. The Company has adequate resources, both fiscal and personnel, to complete our Year 2000 compliance assessment. We do not expect to expend any significant funds to correct Year 2000 issues. Any minor expenses will be funded in the ordinary course from cash generated by operations. We remain on tract to complete our internal Year 2000 compliance program before September 30, 1999.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of its business, FutureLink continues to be involved in a number of material legal proceedings commenced or pending against the Company, as follows:

        1. Midland Walwyn Capital Inc. (now Merrill Lynch Canada Inc.) ("Midland Walwyn") commenced an action on October 20, 1997, in Ontario Court (General Division), Toronto, Canada, against Core Ventures, Inc. (now FutureLink), Abecorn Enterprises Limited ("Abecorn"), Alixe Cormick, Venture Law Corporation, and Raymond Kompani. At the time of the alleged transactions, John A. Xinos of Abecorn was also a director of the Company, Alixe Cormick of Venture Law Corporation acted as legal counsel for the Company and Ray Kompani was a third party with no relation to the Company. Midland Walwyn is seeking judgement in the amount of CDN$500,000 against all defendants. The action against the Company alleges fraudulent misrepresentation, negligent misrepresentation or intentional or negligent interference with contractual relations. The Company has filed a defense jointly with Abecorn. The action relates to a share sale transaction in which Raymond Kompani apparently failed to pay Abecorn for 50,000 shares of the Company's Common Stock he purchased from Abecorn. Ms. Cormick, solicitor for the Company, advised the Company's transfer agent to stop transfer the relevant share certificate registered in the name of Abecorn. Mr. Kompani deposited the share certificate with Midland Walwyn and instructed Midland Walwyn to sell all 50,000 shares. When Midland Walwyn sent the Abecorn/Kompani share certificate to the clearinghouse, they were advised of the stop transfer. Midland Walwyn paid the net sale proceeds to Raymond Kompani before being advised by the clearinghouse of any problem. Midland Walwyn was required to repurchase 50,000 shares of the Company's Common Stock on the market at a cost of just over $325,000. Midland Walwyn demanded repayment from Raymond Kompani but Mr. Kompani failed to pay. Midland Walwyn brought suit to recover its losses. John Xinos and the Company entered into an indemnity agreement dated January 19, 1998, whereby Mr. Xinos agreed to bear the costs of defending this action and to indemnify the Company for any losses arising from the Midland Walwyn lawsuit. Management believes that FutureLink has minimal exposure in this matter due to the role played by the Company and the indemnity agreement with John A. Xinos and does not believe that there will be a material impact on the Company if the plaintiff were successful.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has completed a number of material financing transactions ($500,000 or more gross proceeds being considered "material") since January 1, 1999. These include additional funding provided by Thomson Kernaghan & Co. Limited, a financing by Augustine Fund, LP and a financing led by Commonwealth Associates.

As previously reported in the Company's SB-2 Registration Statement and in the Company's Form 10-KSB Annual Report for the year ended December 31, 1998, the Company entered into a Debenture Acquisition Agreement dated August 14, 1998, as amended on August 21, 1998, with Thomson Kernaghan & Co. Limited ("TK") pursuant to which TK, acting as an agent for certain investors, agreed to purchase from FutureLink, in one or more tranches, a $5,000,000 10% Convertible Debenture and a series of warrants, which would provide up to $1,000,000 if exercised (see below). A share certificate representing 11,000,000 shares was issued under escrow for the shares of Common Stock underlying the Debenture and Warrants. The Form SB-2 filed by the Company January 6, 1999 registered 10,615,384 of these 11,000,000 shares of Common Stock underlying the Debenture and Warrants. Effective February 26 1999, the Company received from TK the final portion of the entire $5,000,000 contemplated by the Debenture Acquisition Agreement and TK had converted $2,000,000 of the Convertible Debenture plus accrued interest into 7,860,046 shares of Common Stock. In connection with the TK Debenture, the Company also granted to TK a warrant to subscribe for 781,250 Common Shares at a price of $0.96 per share at any time prior to August 20, 2001, together with a warrant to subscribe for 260,417 Common Shares at a price of $0.96 per share at any time prior to August 20, 2001. The shares of the Company's Common Stock underlying these warrants were included as part of the 11,000,000 shares issued but not paid for underlying the Debentures and warrants. On February 16, 1999, the Company issued an additional 8,000,000 restricted common shares to TK to fulfill the terms and conditions of the TK Debenture Acquisition Agreement and Debentures purchased thereby.

On February 26, 1999 the Company issued a Letter of Intent in which to amend the terms of the TK convertible debentures such that the total financing available would increase from $5,000,000 to $6,000,000. In addition, under the new terms, a share certificate is to be issued in trust for unpaid shares of common stock representing 125% of the common stock underlying the $1,000,000 10% convertible debenture. In addition, the Company is to issue an additional $250,000 of warrants at a price based on a formula contingent on the Company's next major financing. On April 26, 1999, the Company and TK executed a Letter Agreement amending the terms of the outstanding convertible debentures and warrants. As of that date, TK had acquired a total of $5,970,000 of debentures and had converted $2,000,000 of the principal amount and accrued interest). Of the balance of $3,970,000 outstanding principal, the Company agreed to pay out $1,470,000 of principal on or before May 26, 1999 for $1,881,600 in cash plus common stock to cover accrued interest thereon issuable at "market price". Of the remaining $2,500,000 of convertible debentures, these will no longer be convertible at a floating conversion rate and will, instead be convertible to common stock at the fixed rate of $0.20 per share. As at April 26, 1999, TK or its clients held warrants to purchase 1,041,667 shares of common stock at $0.96 per share and were to receive an additional 647,668 shares at $0.39 per share under the terms of the February 26, 1999 Letter of Intent. All of these warrants are to be re-priced to have an exercise price of $0.25 per share and warrants to purchase an additional 4,310,665 shares of common stock at an exercise price of $0.25 per share are issuable pursuant to the April 26, 1999 Letter Agreement.

On March 2, 1999, the Company issued an aggregate of $500,000 8% convertible debentures, due February 28, 2002 to Augustine Fund, L.P. The holder has the right to convert the debenture at a price per share equal to 80% of the closing prices of the Company's common stock for the three days prior to either the initial funding date or the date of conversion, whichever is less. The Company may prepay any and all of the outstanding principal amounts at any time, upon thirty days notice, subject to the holders' right to convert into common stock. At the holders' election, interest can be settled in common stock of the Company based on market prices.

Upon entering into this convertible debenture agreement, the Company issued warrants to purchase 132,743 shares of common stock of the Company to Augustine Fund, LP. Common stock can be purchased at a price per share equal to the average closing price of the common stock for the three trading days prior to the initial funding date which has been calculated as $0.3767 per share. The warrants expire on February 28, 2001.

On March 2, 1999, a share certificate for 2,621,659 unpaid shares of common stock was issued in escrow for the common stock underlying the $500,000 8% convertible debentures and warrants issued on that date.

Pursuant to Letters of Intent dated March 19, 1999 and April 13, 1999, effective April 14, 1999, the Company entered into a formal Agency Agreement with Commonwealth Associates L.P. ("Commonwealth") whereby Commonwealth agreed to act as the Company's placement agent for a private offering of units consisting of convertible notes and warrants. The offering was for a minimum of $2 million and a maximum of $4 million, with provisions allowing for the issuance of an additional $4 million over-subscription. Closings took place April 29, 1999 and May 7, 1999 with the offering being fully oversubscribed. In total, the Company sold $8,038,500 worth of units. The vast majority of the units consisted of 8% senior subordinated convertible notes convertible to shares of common stock at $0.25 per share for each $1,000 invested. Members of FutureLink management subscribed for $433,000 of the units on modified terms such that notes issued to management are convertible at $0.30 per share and warrants received by management subscribers are exercisable at $0.30 per share, which pricing is based on an average market price formula for the ten trading days to April 14, 1999. Commonwealth's compensation for acting as placement agent consisted of 9% of gross proceeds for sales commissions, placement fees and structuring fees, and 2,500 agent's warrants in total for each $1,000.00 of units sold in the offering, half as compensation as Placement Agent and half sold to Commonwealth as advisor at $0.01 per warrant. All agent's warrants are also exercisable at $0.25 per share.

All together, from January 1, 1999 through May 10, 1999, the Company raised an additional $12,188,500 gross proceeds from all financings. Of these funds, the Company netted approximately $11 million following payment of commissions, finders' fees, professional fees and other expenses associated with such financings.

The uses made or to be made of these gross financing proceeds can be broken down as follows (all figures approximated to the nearest thousand dollars):

        Gross Proceeds:                                                       $12,188,500
        Less: Finance Fees:                                                   $ 1,136,000
        Less: Other Offering Expenses:                                        $    63,500
                                                                              -----------
        Net Proceeds:                                                         $10,989,000

        Capital Asset Purchases January 1 to March 31, 1999:                  $ 1,088,000
        Repaid Promissory Note re: SysGold Acquisition (plus interest):       $   401,000
        Debenture Repayment Commitment:                                       $ 1,882,000
        Repayment of Affiliate re: Bridge Financing:                          $   218,000
        Projected Additional IT Infrastructure:                               $ 1,700,000
        Projected Future Expansion Costs:                                     $ 1,500,000
        Provision for Annual Interest on 8% Convertible Notes:                $   643,000
        General Working Capital:                                              $ 3,557,000

The above projected uses of proceeds are estimates only and the Company may reallocate such projected uses of proceeds.

On May 14, 1999, FutureLink announced plans to proceed with a 1 for 5 reverse stock split. At the Company's annual meeting of shareholders held November 30, 1998, the shareholders passed a resolution authorizing (but not obligating) FutureLink's board of directors to amend the Articles of the Company to effect up to a 1 for 30 reverse stock split and that such reverse split be executed, if at all, on or before June 1, 1999. The Company intends to have its common stock trading on a post-reverse split basis on June 1, 1999, the board having decided that a 1 for 5 reverse split was sufficient and would address the fact that on a fully diluted basis, the outstanding common stock, together with common stock issuable on exercise of all share acquisition rights, exceeds FutureLink's authorized capital of 100,000,000 shares of common stock. The reverse split will reduce the total common stock issued or issuable (fully diluted) to approximately 30,000,000 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     LIST OF EXHIBITS

3.1     Certificate of Incorporation of Registrant*

3.2     By-laws of Registrant*

10.1    Debenture Acquisition Agreement dated August 14, 1998, as amended on
        August 21, 1998, between FutureLink and Thomson Kernaghan & Co. Limited
        ("TK").*

10.2 Letter agreement dated February 26, 1999 between FutureLink and TK extending the terms of the original Debenture Acquisition Agreement from $5,000,000 maximum to $6,000,000.

10.3    Debenture and Warrant Purchase Agreement dated March 2, 1999 between
        FutureLink and Augustine Fund, LP.

10.4    Agency Agreement dated April 14, 1999 between FutureLink and
        Commonwealth Associates, LP ("Commonwealth") regarding a $4,000,000 maximum plus $4,000,000 over-allotment private placement financing.

10.5 Letter Agreement dated April 26, 1999 between FutureLink and TK amending certain terms of outstanding FutureLink Securities and redeeming certain convertible debentures.

10.6    Advisory Agreement dated effective May 1, 1999 between FutureLink and
        Commonwealth.

27.1    1999 Financial Data Schedule for the three months ended March 31, 1999
        (electronic filing only).

* incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-62133).

(b)     REPORTS ON FORM 8-K

FutureLink filed a Form 8-K on May 7 1999 to report closings for a total of $8,000,000 gross proceeds raised by way of private placement.

FutureLink filed a Form 8-K on May 14, 1999 to report the resignation of Robert
H. Kohn from the Board of Directors and the appointment of Michael S. Falk as a Director to fill the vacancy on the Board.

FutureLink filed a Form 8-K on May 17, 1999 to report that the Company was proceeding with a reverse stock split on the basis of 1 new share for each 5 current shares of common stock.

FutureLink filed a Form 8-K on May 18, 1999 to report the appointment of Timothy
P. Flynn as an additional Director of the Company.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FUTURELINK DISTRIBUTION CORP.



Date:  May 20, 1999                     By: [signed: C. Chell]
                                           -------------------------------------
                                           Cameron Chell, Chairman, President
                                           and Chief Executive Officer


Date:  May 20, 1999                     By: [signed: R. Kilambi]
                                           -------------------------------------
                                           Raghu Kilambi, Vice-President Finance
                                           and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
  NO.        DESCRIPTION                                                            PAGE NO.
-------      -----------                                                            --------
3.1     Certificate of Incorporation of Registrant*

3.2     By-laws of Registrant*

10.1    Debenture Acquisition Agreement dated August 14, 1998, as amended on
        August 21, 1998, between FutureLink and Thomson Kernaghan & Co. Limited
        ("TK").*

10.2 Letter agreement dated February 26, 1999 between FutureLink and TK extending the terms of the original Debenture Acquisition Agreement from $5,000,000 maximum to $6,000,000.

10.3    Debenture and Warrant Purchase Agreement dated March 2, 1999 between
        FutureLink and Augustine Fund, LP.

10.4    Agency Agreement dated April 14, 1999 between FutureLink and
        Commonwealth Associates, LP ("Commonwealth") regarding a $4,000,000 maximum plus $4,000,000 over-allotment private placement financing.

10.5 Letter Agreement dated April 26, 1999 between FutureLink and TK amending certain terms of outstanding FutureLink Securities and redeeming certain convertible debentures.

10.6    Advisory Agreement dated effective May 1, 1999 between FutureLink and
        Commonwealth.

27.1    1999 Financial Data Schedule for the three months ended March 31, 1999
        (electronic filing only).

* incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-62133).