Form 10-Q
period 1999-06-30
FUTURELINK DISTRIBUTION CORP
filed 1999-08-17
CIK 1061399

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


              QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS


                                  FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the fiscal quarterly period ended June 30, 1999


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ____________


                           Commission File No. 0-24833




                          FUTURELINK DISTRIBUTION CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                Colorado                              95-3895211
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

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


The total number of shares of the Registrant's Common Stock outstanding as of June 30, 1999 was 6,207,784.


Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         FUTURELINK DISTRIBUTION CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999



                                                                                     PAGE
                                                                                     ----
                               PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         Consolidated Balance Sheets as of June 30, 1999 and 1998 and
         December 31, 1998.........................................................   3
         Consolidated Statements of Loss and Deficit and Comprehensive Loss
         for the six month and three month periods ended June 30, 1999 and 1998....   5
         Consolidated Statements of Change in Stockholders' Equity to
         June 30, 1999 and 1998....................................................   6
         Consolidated Statements of Cash Flows for the six month period ended
         June 30, 1999 and 1998....................................................   8
         Notes to Consolidated Financial Statements................................   9
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.............................................................  17


                                PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.........................................................  31
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.................................  32
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................  34
ITEM 4.  SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS.....................  34
ITEM 5.  OTHER INFORMATION.........................................................  34
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................  35

         SIGNATURES................................................................  36

                         FUTURELINK DISTRIBUTION CORP.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         FUTURELINK DISTRIBUTION CORP.
                          CONSOLIDATED BALANCE SHEETS
                      (See basis of presentation - Note 1)
                         (All amounts stated in $U.S.)


                                            JUNE 30           DECEMBER 31
                                     -----------------------  -----------
                                       1999          1998        1998
                                         $             $           $
                                     ------------------------------------
                                                 (unaudited)
ASSETS
CURRENT
Cash                                      257,551         --        6,651
Accounts receivable, net of
  $195,338 allowance for doubtful
  account                               2,068,305         --    1,458,314
Due from related parties, net of
  $29,350 allowance for doubtful
accounts                                   48,626         --       73,781
Prepaid expenses and other              1,701,676         --      116,220
Inventory and work in progress            126,907         --       22,205
                                       ----------  ---------   ----------
                                        4,203,065         --    1,677,171
                                       ----------  ---------   ----------
CAPITAL ASSETS, NET OF $572,372
  ACCUMULATED DEPRECIATION              2,297,782         --    1,122,923
INVESTMENTS [NOTE 2]                    1,220,189  1,269,259           --
GOODWILL, NET OF $712,581
  ACCUMULATED AMORTIZATION              4,627,690         --    5,027,939
EMPLOYEE AND CONSULTANTS BASE,
  NET OF $915,556 ACCUMULATED
  AMORTIZATION                          2,284,444         --    2,817,778
                                       ----------  ---------   ----------
                                       10,430,105  1,269,259    8,968,640
                                       ----------  ---------   ----------
                                       14,633,170  1,269,259   10,645,811
                                       ==========  =========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Bank indebtedness [note 4]                638,945         --      819,217
Accounts payable                          937,108     24,981    2,190,098
Accrued Liabilities                       678,725         --      663,201
Deferred Revenues                          50,000         --           --
Notes payable                             151,756         --      387,795
Convertible debentures [note 3]            88,161         --           --
Due to related party                           --         --      363,887
Interest payable                          112,515         --           --
                                       ----------  ---------   ----------
                                        2,657,210     24,981    4,424,198
                                       ----------  ---------   ----------
CAPITAL LEASE OBLIGATIONS PAYABLE          35,018         --       30,262
CONVERTIBLE DEBENTURES [NOTE 3]         7,555,930         --    2,153,457
DUE TO STOCKHOLDER                             --    504,802           --
DEFERRED TAXES                            973,660         --    1,211,634
                                       ----------  ---------   ----------
                                       11,221,818    529,783    7,819,551
                                       ==========  =========   ==========

                         FUTURELINK DISTRIBUTION CORP.
                          CONSOLIDATED BALANCE SHEETS
                      (See basis of presentation - Note 1)
                         (All amounts stated in $U.S.)


                                                                      JUNE 30            DECEMBER 31
                                                               --------------------     -------------
                                                               1999            1998         1998
                                                                 $               $            $
                                                               --------------------------------------
                                                                            (unaudited)
MINORITY INTEREST                                                       --           --      (11,141)

STOCKHOLDERS' EQUITY
  Authorized
      5,000,000 preferred shares without par value
    100,000,000 common shares with par value of $0.0005
  Issued and paid-up                                                 3,102        1,200        2,018
      6,207,784 and 2,399,863 common
        shares issued and outstanding at
        June 30, 1999 and June 30, 1998,
        respectively
  To be issued                                                       1,800           --       50,000
  Exchangeable shares                                                   --           --    2,550,000
Capital in excess of par value                                  10,662,863    2,670,831    6,437,640
Contributed surplus                                             14,636,300           --    1,224,668
Cumulative translation adjustment                                 (210,250)          --      (96,468)
Deficit                                                        (21,682,463)  (1,932,555)  (7,330,457)
                                                               -----------   ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                                       3,411,352      739,476    2,837,401
                                                               -----------   ----------   ----------
                                                                14,633,170    1,269,259   10,645,811
                                                               ===========   ==========   ==========

See accompanying notes:


On behalf of the Board:  /s/ Robert Kubbernus        /s/  F. Bryson Farrill
                         ----------------------      -------------------------
                         Robert J. Kubbernus         F. Bryson Farrill
                         Director                    Director

                         FUTURELINK DISTRIBUTION CORP.
                CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT AND
                               COMPREHENSIVE LOSS
                         (All amounts stated in $U.S.)

                                          3 MONTH PERIOD ENDED       6 MONTH PERIOD ENDED
                                                JUNE 30                     JUNE 30
                                       -------------------------   ------------------------
                                           1999          1998          1999         1998
                                            $             $             $            $
                                       -------------------------   ------------------------
                                              (unaudited)                 (unaudited)
REVENUE
Consulting services                      1,148,682            --     2,345,530           --
Hardware and software sales                501,189            --       883,890           --
Other                                       61,577            --       225,653           --
                                       -----------   -----------   -----------   ----------
                                         1,711,448            --     3,455,073           --
                                       -----------   -----------   -----------   ----------

EXPENSES
Hardware and software purchases            469,600            --       822,130           --
Contracts, payroll and benefits          1,738,920            --     3,223,962           --
Accounting and legal                        97,382        10,000       146,846       40,158
Consulting expenses                        425,416            --       891,238           --
General and administrative               1,060,819         5,351     1,830,891       30,918
Other                                        9,500            --         9,500           --
Interest expense                         6,408,353            --     7,406,143           --
Amortization of deferred financing
  fees and debt discount [note 3]        1,437,668            --     1,466,517           --
Bad debt expense/(recovery)                (91,023)           --        92,504           --
Depreciation                               218,416            --       350,250           --
Amortization of intangible assets          460,515            --       960,520           --
                                       -----------   -----------   -----------   ----------
                                        12,235,566        15,351    17,200,501       71,076
                                       -----------   -----------   -----------   ----------
Loss from operations                   (10,524,118)      (15,351)  (13,745,428)     (71,076)
                                       -----------   -----------   -----------   ----------
Extinguishment of debt [note 3a]          (844,552)           --      (844,552)          --
Equity in loss of affiliate [note 2b]           --      (270,089)           --     (411,316)
                                       -----------   -----------   -----------   ----------
                                          (844,552)     (270,089)     (844,552)    (411,316)
                                       -----------   -----------   -----------   ----------

LOSS BEFORE INCOME TAXES               (11,368,670)     (285,440)  (14,589,980)
Deferred tax benefit                       118,987            --       237,974           --
                                       -----------   -----------   -----------   ----------
NET LOSS FOR THE PERIOD                (11,249,683)     (285,440)  (14,352,006)     482,392
OTHER COMPREHENSIVE LOSS
Foreign currency translation
  adjustment                               (72,063)           --      (113,782)          --
                                       -----------   -----------   -----------   ----------
COMPREHENSIVE LOSS                     (11,321,746)     (285,440)  (14,465,787)     482,392
                                       ===========   ===========   ===========   ==========

DEFICIT, BEGINNING OF PERIOD           (10,432,780)   (1,647,115)   (7,330,457)  (1,450,163)
DEFICIT, END OF PERIOD                 (21,682,463)   (1,932,555)  (21,682,463)  (1,932,555)
                                       ===========   ===========   ===========   ==========

LOSS PER COMMON SHARE                       $(1.82)       $(0.12)       $(2.39)      $(0.20)
                                       ===========   ===========   ===========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                            6,175,671     2,395,709     5,995,831    2,392,824
                                       ===========   ===========   ===========   ==========

The above statement gives retroactive effect to share consolidations of 5 to 1 on June 1, 1999.

See accompanying notes

                         FUTURELINK DISTRIBUTION CORP.
                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                         (All amounts stated in $U.S.)

                                                                        CAPITAL IN
                                                              TO BE     EXCESS OF     CONTRIBUTED
(UNAUDITED)                                COMMON STOCK       ISSUED       PAR          SURPLUS
                                       -------------------    ------    ----------    -----------
                                         SHARES        $         $          $              $
                                       ----------------------------------------------------------
BALANCE, DECEMBER 31, 1997             2,040,700     1,020        --    1,425,211            --
  Issuance of shares on acquisition
    of 46% of FutureLink Alberta         308,000       154        --      338,646            --
  Forgiveness of stockholder debt             --        --        --       60,200            --
  Issuance of share capital for cash      51,163        26        --      846,774            --
                                       ---------     -----    ------    ---------     ---------
BALANCE, JUNE 30, 1998                 2,399,863     1,200        --    2,670,831            --
  Forgiveness of stockholder debt             --        --        --       10,125            --
  Issuance of share capital to
    employees, officers and directors
    of the company                       700,000       350        --    2,117,150            --
  Warrants issued with issuance of
    convertible debentures                    --        --        --           --       562,500
  Equity component of convertible
    debentures [note 3a]                      --        --        --           --       777,143
  Equity component of financing fees          --        --        --           --       (75,600)

  Equity component of financing fees          --        --        --           --       (39,375)

  Shares issued upon conversion of
    convertible debt                     374,955       188        --      506,553            --
  Shares issued on conversion of loan    225,448       113        --      732,538            --
  Issuance of shares on acquisition
    of 50.4% of FutureLink Alberta       334,755       167        --      663,960            --
  Share issue costs                           --        --        --     (218,992)           --
  Financing fees associated
    with converted debentures                           --         --     (44,525)           --
                                       ---------
TOTAL OUTSTANDING SHARES               4,035,021
                                       ---------
  Issuance of exchangeable shares on
    acquisition of FL/SysGold            850,000        --        --           --            --

  Shares to be issued for services        23,051        --    50,000           --            --
                                       ---------     -----    ------    ---------     ---------
BALANCE, DECEMBER 31, 1998             4,908,072     2,018    50,000    6,437,640     1,224,668
                                       =========     =====    ======    =========     =========

The above statement gives retroactive effect to share consolidations of 5 to 1 on June 1, 1999.

See accompanying notes

                         FUTURELINK DISTRIBUTION CORP.
                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                         (All amounts stated in $U.S.)



                                                                         CAPITAL IN
(UNAUDITED)                                                       TO BE   EXCESS OF   CONTRIBUTED
                                              COMMON STOCK       ISSUED      PAR        SURPLUS
                                            ------------------   ------   ----------   ----------
                                              SHARES      $        $          $             $
                                            -----------------------------------------------------
BALANCE, DECEMBER 31, 1998                  4,035,021   2,018        --   6,437,640    1,224,668
 Equity components of
  10% convertible debentures [note 3a]             --      --        --          --      911,990
 Warrants issued with issuance of
  convertible debentures                           --      --        --          --      129,500
 Equity component of financing fees                --      --        --          --      (91,194)
 Shares issued on conversion of
  convertible debt [note 3a]                1,197,054     599        --   1,560,887           --
 Financing fees associated with
  converted debentures                             --      --        --     (96,834)          --
 Discount associated with converted
  debentures                                       --      --        --     (26,747)          --
 Warrants issued with issuance of 10%
  convertible debentures [note 3b]                 --      --        --          --       20,000
 Equity component of 8% convertible
  debentures [note 3e]                             --      --        --          --      125,000
 Warrants issued with issuance of 8%
  convertible debentures [note 3e]                 --      --        --          --       35,847
 Issuance of shares on 3.6%
  acquisition of FutureLink Alberta
  [note 2]                                     23,500      12        --      42,288           --
 Issuance of common stock for services         64,703      32        --     124,968           --
 Issuance of common stock relating to
  exchange of exchangeable shares on
  acquisition of FL/SysGold in 1998           850,000     424        --   2,549,576           --
 Issuance of common stock for
  interest [note 3a]                           36,706      18        --      76,347           --
 Warrants issued with issuance of
  convertible debentures under amended
  agreement [note 3a]                              --      --        --          --    1,200,000
 Equity component of convertible
  debentures under amended agreement
  [note 3a]                                        --      --        --          --    1,015,000
 Warrants issued with issuance of
  senior subordinated convertible
  promissory notes [note 3c]                       --      --        --          --    3,126,620
 Equity component of senior
  subordinated convertible promissory
  notes [note 3c]                                  --      --        --          --    4,911,880
 Warrants issued as placement fee on
  issuance of senior subordinated
  convertible promissory note [note 3c]            --      --        --          --    1,800,000
 Placement fee attributable to equity
  component of senior subordinated
  convertible promissory notes [note 5]            --      --        --          --   (1,800,000)
 Warrants issued for advisory
  services [note 5]                                --      --        --          --    1,800,000
 Warrants issued for advisory
  services [note 5]                                --      --        --          --       40,320
 Warrants issued for advisory
  services [note 5]                                --      --        --          --      228,950
 Finance fees attributable to equity
  component of senior subordinated
  convertible promissory notes                     --      --        --          --     (159,722)
 Equity component of 10% convertible
  debentures [note 3d]                             --      --        --          --       79,821
 Warrants issued with issuance of 10%
  convertible debentures [note 3d]                 --      --        --          --       41,800
 Financing fees associated with 10%
  convertible debentures [note 3d]                 --      --        --          --       (4,180)
 Exercise of employee stock options               800      --     1,800          --           --
 Stock issue costs                                 --      --        --      (5,262)          --
                                            ---------   -----     -----  ----------   ----------
BALANCE, JUNE 30, 1999                      6,207,784   3,102     1,800  10,662,863   14,636,300
                                            =========   =====     =====  ==========   ==========

The above statement gives retroactive effect to share consolidations 5 to 1 on June 1, 1999.

See accompanying notes

                         FUTURELINK DISTRIBUTION CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All amounts stated in $U.S.)

                                                                                6 MONTH PERIOD ENDED
(UNAUDITED)                                                                            JUNE 30
                                                                              ------------------------
                                                                                   1999         1998
                                                                                     $            $
                                                                              ------------------------
                                                                                     (unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period                                                       (14,352,006)    (482,392)
Adjustments to reconcile net loss to net cash provided by
  operating activities
    Equity in loss of affiliate [note 2b]                                              --      411,316
    Non cash interest expense                                                   7,235,169           --
    Non cash consulting expense                                                   125,000           --
    Depreciation                                                                  350,250           --
    Amortization of deferred financing fees and debt discount                   1,466,517           --
    Amortization of intangible assets                                             960,520           --
    Bad debt expense                                                               92,504           --
    Extinguishment of debt                                                        432,952           --
    Other                                                                         (50,000)          --
    Deferred tax recovery                                                        (237,974)          --
                                                                              -----------   ----------
                                                                               (3,977,068)     (71,076)
Changes in non-cash working capital                                            (1,264,698)       1,049
Effect of foreign currency on operating activities                                (67,424)          --
                                                                              -----------   ----------
                                                                               (5,309,190)     (70,027)
                                                                              -----------   ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital assets purchased                                                       (1,543,777)          --
Cash advances to equity investee                                                       --   (1,341,775)
Investment [note 2a]                                                           (1,220,189)          --
Other investments                                                                 (40,016)          --
Changes in non-cash working capital                                              (289,451)          --
Other                                                                            (125,193)          --
                                                                              -----------   ----------
                                                                               (3,218,626)  (1,341,775)
                                                                              -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received under demand credit facility                                       (180,272)          --
Issuance of common stock                                                               --      846,800
Share issue costs                                                                  (5,262)          --
Shares to be issued                                                                 1,800
Repayment of capital lease obligations                                            (17,704)          --
Forgiveness of stockholder debt                                                        --       60,200
Issuance of 8% convertible debentures net of issue costs [note 3a]              2,925,000           --
Repayment of 8% convertible debentures [note 3a]                               (1,470,000)          --
Repayment of 10% convertible debentures [note 3b]                                (218,725)          --
Issuance of 8% senior subordinated convertible debentures net of
  issue costs [note 3c]                                                         7,258,327           --
Issuance of 10% convertible debentures net of issue costs [note 3d]               247,500           --
Issuance of 8% convertible debentures net of issue costs [note 3e)                490,000           --
Issuance of note payable net of issue costs                                       125,000           --
Issuance of promissory note                                                       150,000           --
Repayment of promissory note                                                     (150,000)          --
Repayment of note payable                                                        (381,033)          --
Other financing fees                                                              (89,000)          --
Advances from stockholders                                                             --      504,802
Changes in non-cash working capital                                                93,085           --
                                                                              -----------   ----------
                                                                                8,778,716    1,411,802
                                                                              -----------   ----------
INCREASE IN CASH                                                                  250,900           --
Cash, beginning of period                                                           6,651           --
                                                                              -----------   ----------

CASH, END OF PERIOD                                                               257,551           --
                                                                              ===========   ==========

See accompanying notes

                         FUTURELINK DISTRIBUTION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1999 and 1998 (unaudited)

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has an accumulated deficit amounting to $21,682,463 and total net operating cash outflows of $3,977,068. Although it has a positive working capital balance of $1,545,855, the Company's continuation as a going concern is in substantial doubt and dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

During the period from June 30, 1999 to August 16, 1999, management has raised $15,000,000 of capital in the form of convertible debt which will primarily be used to finance operations. These funds have further improved the Company's working capital position of $1,545,855 as at June 30, 1999.

The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation for the periods being presented.

2. INVESTMENTS

A)  PROPOSED ACQUISITION OF EXECUTIVE LAN MANAGEMENT, INC.

On June 2, 1999, the Company signed an Agreement and Plan of Reorganization and Merger with Executive LAN Management, Inc., operating as Micro Visions ("Micro Visions"). The agreement provides for a merger of the Company with Micro Visions such that all of Micro Visions' outstanding stock shall be sold to the Company in exchange for $12,000,000 cash and 6,000,000 common shares, as well as contingent consideration of 2,400,000 common shares subject to the achievement of certain targets. The merger is to take place as soon as practicable after the satisfaction or waiver of the conditions set forth in the Agreement and is anticipated to be completed by October 1, 1999.

The additional share consideration is based upon the achievement of the following performance criteria as described in the agreement for the period from January 1, 1999 to December 31, 1999:

i) 1,200,000 common shares to be issued if Micro Visions achieves sales in excess of $18,000,000;

ii) 720,000 common shares to be issued if Micro Visions enlists 100 new customers; and

iii) 480,000 common shares to be issued if Micro Visions installs and integrates at least 200 new servers.

Upon signing the agreement, a deposit of $1,000,000 was paid by the Company for the purchase of Micro Visions. As per the agreement, a further $500,000 deposit was paid July 31, 1999, and an additional $500,000 is due August 31, 1999.

The Company has incurred costs relating to this proposed acquisition of $220,189 to June 30, 1999.

The acquisition, upon completion will be accounted for by the purchase method. The purchase price will be allocated to the net assets acquired based on their estimated fair values. As at June 30, 1999, the purchase allocation would be as follows:

                                                                         $
                                                                    ----------
NET ASSETS ACQUIRED
Working capital                                                        904,826
Capital and other assets                                               708,512
Goodwill                                                            44,085,005
                                                                    ----------
NET ASSETS ACQUIRED                                                 45,698,343
                                                                    ==========

CONSIDERATION:
Cash                                                                12,000,000
Common shares of FutureLink                                         33,375,000
Acquisition costs                                                      323,343
                                                                    ----------
                                                                    45,698,343
                                                                    ==========

Additional consideration payable to the former shareholders of Micro Visions has not been reflected in the purchase allocation or the proforma results of operations as the outcome of the contingency cannot be reasonably determined at this time. The additional share consideration, will be recorded as additional purchase price consideration (goodwill) if and when it becomes payable.

The following proforma results of operations give effect to the acquisition of Micro Visions as if the transaction had occurred January 1, 1999 and 1998, respectively, and includes the amortization of goodwill calculated on a straight line basis over a period of 5 years.

                                              June 30
                                          1999         1998
                                      ------------  -----------
Revenue                                12,776,661    5,461,238
Expenses
Contracts, payroll and benefits         6,300,981    1,753,780
General, administration, and other      4,147,463      810,637
Hardware and software purchases         5,527,345    2,606,371
Interest expense                        7,413,483            -
Depreciation                              391,068        3,342
Goodwill and other amortization         6,835,538    4,413,905
                                      -----------   ----------
                                       30,615,878    9,588,035
                                      ===========   ==========

Loss from operations                  (17,839,217)  (4,126,797)
Extinguishment of debt                   (844,552)           -
Equity in loss of affiliate                     -     (411,316)
Net profit/(loss) before tax          (18,683,769)  (4,538,113)
Deferred tax benefit/(expense)            133,707     (143,274)
                                      -----------   ----------
Net profit/(loss) after tax           (18,550,062)  (4,681,387)
                                      ===========   ==========
Loss per common share                  $    (1.55)   $   (0.56)
                                      ===========   ==========

B) FUTURELINK DISTRIBUTION CORP. (ALBERTA)

On February 26, 1999, FutureLink Alberta became a wholly owned subsidiary when the Company purchased the remaining 23,500 shares (3.6%) of FutureLink Alberta in exchange for 23,500 common shares of the Company at an ascribed value of $42,300. Net assets acquired are as follows:

                                                                            $
                                                                         -------
NET ASSETS ACQUIRED
Non cash working capital deficiency                                     (49,208)
Capital assets                                                           66,657
Goodwill                                                                 26,937
Other obligations                                                        (2,086)
                                                                        -------
NET ASSETS ACQUIRED                                                      42,300
                                                                        =======

As at June 30, 1998, the Company held a 46% interest in FutureLink Alberta which had been accounted for on an equity basis since the period of ownership commencing January 20, 1998. The Company acquired the interest in FutureLink Alberta by issuing 308,000 common shares in exchange for 308,000 common share of FutureLink Alberta. The value ascribed to the investment was $338,800 and was based on an independent valuation report. The Company's investment in FutureLink Alberta at June 30, 1998 was as follows:

                                                                           $
                                                                       ---------
308,000 common shares                                                   338,800
Advances to equity investee                                           1,341,775
Equity loss in investee                                                (411,316)
                                                                      ---------
                                                                      1,269,259
                                                                      =========

The advances to FutureLink Alberta were non-interest bearing and had no repayment terms.

3.  CONVERTIBLE DEBENTURES

                                                        June 30,    December 31,
                                                          1999         1998
                                                            $           $
                                                        ---------   ------------
CURRENT
Stockholder 10% convertible debentures (b)                88,161        --
                                                        --------    ------------
                                                          88,161        --
                                                        ========    ============
LONG TERM
10% TK convertible debentures (a)                      1,477,084       2,153,457
8% Senior subordinated convertible
 promissory notes (c)                                  5,386,406        --
10% convertible debentures (d)                           220,439        --
8% convertible debentures (e)                            472,001        --
                                                       ---------    ------------
                                                       7,555,930       2,153,457
                                                       =========    ============

A) 10% TK CONVERTIBLE DEBENTURES

                                                       June 30,     December 31,
                                                         1999          1998
                                                          $             $
                                                      ----------   ------------
Principal                                              2,500,000      2,220,000
Discount on debt                                      (1,108,109)       --
Deferred financing fee                                    --           (222,073)
Accrued interest                                          85,103        155,530
                                                      ----------   ------------
NET BALANCE AT JUNE 30, 1999                           1,477,084      2,153,457
                                                      ==========   ============

During 1998 the Company entered into a 10% convertible debenture agreement with Thomson Kernaghan & Co. Ltd. as agent, to provide up to $5,000,000 of financing. In February, 1999 the company amended the terms of the 10% TK convertible debentures which increased the total financing from $5,000,000 to $6,000,0000.

Of the total principal amount of the debentures of $6,000,000, a total of $1,689,133 has been attributed to the intrinsic value of the conversion option at the issue date and included with contributed surplus. Of this amount, $911,990 relates to debentures received during the six months to June 30, 1999. The amount attributed to the conversion option has been included in interest on long term debt as the conversion option was exercisable upon issuance.

On April 26, 1999, the Company amended the terms of the 10% TK convertible debenture agreement. The amendment supersedes all prior amendments.
Previously the debenture holders had the right to convert the debentures at a price equal to the lower of $3.75 per share and 78% of the average closing bid price of the Company's common stock for the three trading days immediately preceding the conversion. Under the terms of the amendment, the debenture conversion price was fixed at $1.00 per common share. In addition, the common share purchase warrants of 208,334 and 129,534 issued under prior agreements were repriced such that their exercise price became $1.25 per common share.
The Company also issued an additional 862,132 share purchase warrants at an exercise price of $1.25 per common share such that a total of 1,200,000 share purchase warrants are outstanding relating to this convertible debenture agreement. In addition, the Company paid $1,881,600 as consideration for the cancellation of $1,470,000 of the principal balance such that $2,500,000 of the convertible debentures remain outstanding.

An amount of $844,552 has been recorded as a loss on the extinguishment of debt and includes $259,318 unamortized finance fees and $173,634 unamortized debt discount associated with the prior debt, as well as $411,600 relating to the cost of settling $1,470,000 of debt. In addition, an amount of $1,015,000 attributable to the intrinsic value of the conversion feature of the amended debt has been included as interest expense with a corresponding credit to contributed surplus as the conversion option was exercisable upon issuance.

An amount of $1,200,000 has been included in contributed surplus as the estimated value attributed to the 1,200,000 warrants as they were exercisable upon issuance. The amount is being amortized over the remaining life of the debentures of which $91,981 has been amortized to June 30, 1999. The warrants expire August 20, 2001.

The Company may prepay any or all of the outstanding principal amounts at any time, upon thirty days' notice, subject to the holders' right to convert into common shares. At the debenture holders' election, interest can be settled in common stock of the Company based on market prices. During the period, the Company issued 36,700 shares as payment for $76,347 of accrued interest.

B)  STOCKHOLDER 10% CONVERTIBLE DEBENTURES

                                                                          $
                                                                       ------
Principal                                                              82,517
Accrued interest                                                        5,644
                                                                       ------
NET BALANCE AT JUNE 30, 1999                                           88,161
                                                                       ======

During the first quarter of 1999 the Company issued $301,241 10% convertible debentures, due on June 30, 1999 in exchange for stockholders advances of $289,264 ($440,000 Canadian) including interest existing at December 31, 1998.

The holders have the right to convert the debentures in increments of at least $10,000, at a price per share equal to $2.00. The Company may prepay any and all of the outstanding principal amounts at any time, upon thirty days' notice, subject to the holders' right to convert into common shares. At the holders' election, interest can be settled in common stock of the Company based on market prices.

Upon entering into the convertible debenture agreement, the Company issued 150,621 common share purchase warrants to the holders of the debentures. Each warrant gives the holder the right to purchase one common share of the Company for $2.00 per share on or before February 22, 2000, for $3.00 per share between February 23, 2000 and February 22, 2001 and $4.00 per share between February 23, 2001 and February 22, 2002. An amount of $20,000 has been included in contributed surplus as the estimated value attributed to the 150,621 warrants.

During the second quarter of 1999, the Company repaid $218,725 of the principal amount. In addition, $3,867 of accrued interest was forgiven by a note holder.

C) 8% SENIOR SUBORDINATED CONVERTIBLE PROMISSORY NOTES

                                                                       $
                                                                   ----------
Principal                                                           8,038,500
Discount on debt                                                   (2,130,565)
Deferred financing fee                                               (521,529)
                                                                   ----------
NET BALANCE AT JUNE 30, 1999                                        5,386,406
                                                                   ==========

On May 7, 1999, the Company completed $8,038,500 financing of 8% senior subordinated convertible promissory notes. The notes are due April 30, 2000, however maturity may be extended by up to one year at the option of the
placement agent.   Interest is payable quarterly from April 30, 1999.  The
notes are convertible at the option of the note holders at a conversion price of $1.00 per share (except those issued to management and directors, see below). The notes will automatically convert in the event the Company raises gross proceeds from a subsequent offering of at least $10,000,000, at a valuation in excess of the greater of (i) double the average closing bid price of the Company's common stock for the 10 trading days immediately preceding the initial closing date; or (ii) $1.00 per common share. Such conversion is conditioned upon the common stock underlying the notes being registered at the time of conversion.

Of the total $8,038,500 notes issued, management and directors of the Company purchased $433,000. The notes are convertible at a conversion price of $1.50 per share, subject to a 12 month lock up provision.

An amount of $4,911,880 has been attributed to the intrinsic value of the conversion option and has been included in contributed surplus.

An amount of $3,195,848 has been included as a discount on debt and is being amortized over the estimated life of the debt of six months.

Upon entering into the agreement, the Company issued warrants to purchase 3,802,750 of common stock to the external holders of the debentures and 216,500 of common stock to directors and management of the Company. Common stock can be purchased at $1.25 per share by external holders and at $1.50 per share by directors and management. The warrants expire on April 29, 2006 but may be redeemed at the option of the Company on 30 days' notice at a redemption price of $1.25 per warrant provided either (i) a registration statement is declared effective by the Securities and Exchange Commission; (ii) or the average closing bid price of the Company's common stock for 15 consecutive trading days exceeds $7.50. An amount of $3,126,620 has been included in contributed surplus as the estimated value of the warrants.

In addition, 2,000,000 warrants at an exercise price of $1.25 per common share were provided to the agent as a placement fee. An amount of $1,800,000 has been attributed to the value of the warrants and has been recorded to contributed surplus. The placement fee is attributable to the equity portion of the debt and therefore this issue cost has also been recorded as a charge against contributed surplus. The warrants are exercisable at $1.25 per share and expire on April 29, 2006.

D)  10% CONVERTIBLE DEBENTURES

                                                                          $
                                                                       -------
Principal                                                              278,160
Discount on debt                                                       (39,727)
Deferred financing fee                                                 (22,164)
Accrued interest                                                         4,170
                                                                       -------
NET BALANCE AT JUNE 30, 1999                                           220,439
                                                                       =======

During the first quarter of 1999, the Company issued a $275,000 promissory note. Effective May 7, 1999, the Company entered into an agreement which converted the promissory note and $3,160 accrued interest into a 10% convertible debenture. The holder of the convertible debenture has the right to convert the debenture at $1.15 per common share. The Company may prepay upon 30 days advance notice. The note matures on April 20, 2002. At the noteholders' option, interest can be paid in stock at $1.15 per share.
Interest is otherwise due at maturity.

An amount of $79,821 has been attributed to the intrinsic value of the conversion options and has been included in contributed surplus.

Upon entering into the 10% convertible debenture agreement, the Company issued warrants to purchase 44,505 of common stock of the Company to the holder of the debenture. Common stock can be purchased at $1.25 per share. The warrants expire April 30, 2001. An amount of $41,800 has been included in contributed surplus as the estimated value of the warrants.

The Company also paid a 10% financing fee on the original $275,000. The value of the fees associated with the equity component of the 10% convertible debentures in the amount of $4,180 has been charged to contributed surplus. The remaining amount is being amortized over the life of the debentures.

E)  8% CONVERTIBLE DEBENTURES

                                                                          $
                                                                       -------
Principal                                                              500,000
Discount on debt                                                       (32,003)
Deferred financing fee                                                  (8,928)
Accrued interest                                                        12,932
                                                                       -------
NET BALANCE AT JUNE 30, 1999                                           472,001
                                                                       =======

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

Upon entering into the 8% convertible debenture agreement, the Company issued warrants to purchase 26,553 of common stock of the Company to the holder of the debentures. Common stock can be purchased at $1.50 per share. The warrants expire on February 28, 2001. An amount of $35,847 has been included in contributed surplus as the estimated value of the warrants. The Company paid a finance fee of $10,000 which is being amortized over the life of the convertible debentures.

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

5.  COMMITMENTS

On May 1, 1999 the Company entered into an agreement in which the Company retained an advisor for a period of one year. Compensation for the services received under the agreement include payment of $5,000 per month and issuance of 2,000,000 warrants. An amount of $1,800,000 has been included in contributed surplus as the estimated value of the warrants. The issuance of the warrants has been recorded as a prepaid expense and is being amortized over the life of the agreement.

On April 1, 1999 the Company issued 45,600 warrants relating to an agreement which provides for advisory services to the Company for a period of one year commencing December 1, 1998. An amount of $40,320 has been included in contributed surplus as the estimated value of the warrants. The warrants are exercisable at $2.35 per common share and expire on December 31, 2001. In addition, 95,000 warrants were issued to the advisor as compensation for services rendered relating to certain financing transactions. An amount of $228,950 has been included in contributed surplus as the estimated value of the warrants. Of this amount, $159,722 has been charged to contributed surplus as the amount attributable to the equity component of the related financing. The balance has been recorded as a deferred financing fee against the related debt. These warrants are exercisable at $4 per common share and expire on April 29, 2002.

6.  CONTINGENCIES

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

A statement of claim has been filed against the Company's subsidiary, FutureLink Alberta in the amount of $185,571 ($285,000 Canadian) plus costs seeking damages and loss of rent related to a purported lease agreement with respect to a building in Calgary, Alberta, Canada. The Company is counter claiming an amount of approximately $254,000 ($390,000 Canadian) against the claimant. The plaintiff has now leased the premises in question to a third party, thereby mitigating its alleged losses. However, it is impossible at this time for the Company to predict with any certainty the outcome of such litigation. Management believes the claim is without merit and will defend the Company's position vigorously. However, should the matter proceed to trial, costs may be in excess of $65,000 ($100,000 Canadian). These financial statements contain no provision for loss related to the claims.

A statement of claim was filed against the Company's subsidiary, FL/SysGold by TAP Consulting Ltd. in the amount of $97,828 ($150,000 Canadian). The claim seeks damages and loss of compensation relating to services provided to the Company. It is management's position that the claim is without merit. An indemnity agreement has been obtained from the previous stockholders of FL/SysGold.

7.   LOSS PER SHARE

Loss per common share is loss for the period divided by the weighted average number of common shares outstanding after retroactive effect of the share consolidation. The effect on earnings per share of the exercise of options and warrants, and the conversion of the convertible securities is anti-dilutive.

8.  SUBSEQUENT EVENTS

On July 27, 1999, the Company completed a closing of 8% senior subordinated convertible promissory notes and warrants for gross proceeds of $15,000,000. The notes are due on the earlier of (i) July 19, 2001; (ii) the consummation of a public offering of the Company's securities; (iii) the completion of a private placement resulting in gross proceeds of at least $15,000,000; and (iv) the consummation of a merger, combination or the sale of substantially all of the Company's assets, or the purchase by a single entity or person of more than 50% of the Company's voting stock. The notes are convertible into common stock at an exercise price of $8.50 per common share. However, if prior to maturity, the Company completes a private placement of debt or equity securities resulting in gross proceeds of $15,000,000, and the terms of this subsequent placement are acceptable to the agent and the noteholders, the notes will automatically convert as payment for an investment into the securities sold in the subsequent conversion.

Interest on the notes is payable semi-annually commencing January 31, 2000.

In addition, 2,250,000 warrants were issued to note holders to purchase common stock at an exercise price of $8.50 per common share. The warrants are exercisable until July 27, 2001, however are callable at the option of the Company on 30 days' notice if (i) the average closing bid price of the Company's common stock for 20 consecutive trading days exceeds $17 and (ii) a registration statement covering the warrant shares has been declared effective by the Securities and Exchange Commission.

The Company paid a finance fee of $1,350,000 and issued 225,000 warrants to the placement agent. The warrants are exercisable at $8.50 per share and expire July 27, 2001.

On August 1, 1999, the Company entered into an agreement with an executive of the Company. In accordance with the terms of the agreement, the Company loaned $2,000,000 to the executive which was then used by the executive to purchase 232,829 common shares of the Company. The common stock are escrowed. On October 1, 1999, 29,129 shares will be released from escrow. An additional 29,100 shares will be released from escrow on a quarterly basis commencing January 1, 2000. So long as the executive remains employed by the Company, $250,000 of the principal amount of the loan shall be forgiven on a quarterly basis, commencing October 1, 1999.

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

OVERVIEW

FutureLink Distribution Corp., a Colorado corporation ("FutureLink" or the "Company") is a founder of the Application Services Provider (ASP) industry. FutureLink provides computer utility services (as "the Computer Utility Company(TM)") that include ASP (Application Service Provision), computer infrastructure management and IT business consulting. FutureLink strives to understand its clients' organizational processes and information requirements and provides a full suite of information management solutions.

FutureLink and its subsidiaries provide computing solutions for mid-sized businesses. The Company has expanded its services, which now include the provision of off-site network management solutions to clients, in the growing ASP industry. The Company's ASP services make it possible for clients to access and use leading software packages without the costs of owning and managing the IT infrastructure typically required.

FutureLink transacts business through the following subsidiaries: (i) a 100% interest in FutureLink Distribution Corp. (an Alberta corporation) ("FutureLink Alberta") located in Calgary, Alberta, Canada; (ii) a 100% interest in FutureLink Acquisition Corp. (an Alberta corporation) which in turn owns 100% of the voting shares of FutureLink/SysGold Ltd. ("FutureLink/SysGold"). Effective August 1, 1999, the Company completed a series of amalgamations of these subsidiaries such that the three former wholly-owned subsidiaries now continue as a single wholly-owned corporation named FutureLink Distribution Corp., an Alberta corporation (also referred to herein as "FutureLink Alberta"). The Company also owns a 100% interest in FutureLink California Acquisition Corp., a Delaware corporation, which was created by the Company in order to effect the proposed acquisition of Micro Visions (please see "Recent Developments - Acquisition Agreement with Micro Visions", below).

FutureLink provides small and mid-sized businesses (10-1,000 employees) with off-site, Internet-based computing, allowing subscribers to escape hardware/software upgrade cycles, precisely control total cost of technology ownership and focus on their core businesses. FutureLink's expertise in application hosting on a monthly subscription basis, outsourcing and facility management, and business practices consulting enables the company to offer an all-inclusive, trouble-free service at a predictable price. FutureLink markets itself as "The Computer Utility Company," and offers computer and information services as transparently and reliably as today's utilities deliver electricity, water and telephone services.

In the first quarter of 1999, FutureLink was funded with $775,000 of additional gross convertible debt and debt financing to fund operations and capital investments as well as amending an existing $5,000,000 facility to a $6,000,000 package. Funding received during 1999 under this amended facility totaled $3,250,000. In the second quarter of 1999, the Company secured an additional $8,038,500 (gross) of convertible debt financing, again for operations and capital investments. In late July, 1999 FutureLink closed on an additional $15,000,000 gross proceeds of convertible debt financing. The raising of capital has been a key focus of the Company during the first six months of 1999.


FINANCIAL POSITION

JUNE 30, 1999 VS. DECEMBER 31, 1998


                                              June 30, 1999    December 31, 1998
Current assets                                    4,203,065            1,677,171
Long term assets                                 10,430,105            8,968,640
                                                 ----------           ----------
Total assets                                     14,633,170           10,645,811
Current liabilities                               2,657,210            4,424,198
Long term liabilities                             8,564,608            3,395,353
                                               -----------            ----------
Total Liabilities                                11,221,818            7,819,551
Total Equity                                      3,411,352            2,826,260

     ASSETS

Current assets increased to $4,203,065 at June 30, 1999 from $1,677,171 at December 31, 1998. This increase is primarily due to an increase of $1,585,456 in prepaids of which $1,500,000 relates to an agreement for advisory services for a period of one year. The agreement provided for payment by way of warrants. An amount of $1,800,000 was the estimated value of the warrants which is being taken to income over a period of 12 months. As at June 30, 1999, $300,000 had been recognized as an expense.

Long term assets increased by approximately $1,450,000 since December 31, 1999. The increase includes a deposit of $1,000,000 towards the acquisition of Micro Visions, $220,189 relating to acquisition costs, and fixed asset additions of $1,543,777. These are offset by depreciation of $350,250 and amortization of intangible assets of $960,520 for the period.

     LIABILITIES

Current liabilities deceased by approximately $1,767,000 This decrease is largely due to the company obtaining additional financing during the period and thereby enabling the Company to pay a significant number of its suppliers. Accounts payable decreased by $1,253,000 since December 31, 1998. In addition, the Company has reduced its line of credit with its bank by $180,000, and repaid $360,000 owing to a related party.

Long term liabilities increased approximately $5,200,000. The increase relates to the issuance of approximately $12,000,000 debt during the six months, net of issue costs and debt discounts associated with the estimated value of warrants issued with the debt. In addition, the Company repaid approximately $1,700,000 of debt during the period.

STOCKHOLDERS' EQUITY

Equity increased by approximately $575,000 over that at December 31, 1998. Capital in excess of par increased $4,200,000 relating to the conversion of debt ($1,560,000) and the issuance of shares for exchangeable shares previously issued in conjunction with the acquisition of a subsidiary in 1998 ($2,550,000).

Contributed surplus increased by $13,400,000 primarily relating to the value of conversion features and warrants associated with new debt.

These increases are offset by a loss of approximately $14,350,000 for the six month period ended June 30, 1999.

RESULTS OF OPERATIONS

     EBITDA

FutureLink incurred a loss for the six months ended June 30, 1999 of $14,352,006, largely related to non-cash interest expenses. The Company's EBITDA (loss before interest, taxes, depreciation and amortization) for the three month periods ending March 31, 1999, June 30, 1999 and the six month period ending June 30, 1999 were as follows:


                     3 months to March 31  3 months to June 30  6 months to June 30
Loss for the Period           ($3,102,323)        ($11,249,683)        ($14,352,006)
Interest Expense              $   997,790         $  6,408,353            7,406,143
Deferred Tax Benefit            ($118,987)           ($118,987)           ($237,974)
Depreciation and
Amortization of

Intangible Assets             $   631,839         $    678,931         $  1,310,770
Amortization of
deferred finance
             fees
and debt discount             $    28,849         $  1,437,668         $  1,466,517
Debt extinguishment                     -              432,952              432,952
                              ----------          ------------          -----------
EBITDA                        ($1,562,832)         ($2,410,766)         ($3,973,598)
                              -----------         ------------          -----------

Interest expense for the three months to June 30, 1999 of $5,393,353 relates primarily to a non-cash amount relating to the intrinsic value of conversion features associated with convertible debt securities issued during the period. Of this amount, $4,911,880 of interest expense relates to $8,038,500 of convertible notes issued during the period.

Depreciation and amortization of intangible assets includes the amortization of the employee and consultants base and goodwill.

The amortization of deferred finance fees and debt discount of $1,437,668 includes a non-cash amount of $1,323,927 relating to this same issuance of $8,038,500 debt. This debt issuance resulted in $3,976,021 being deferred which relates to actual cash debt issue costs of $780,173, as well as $3,195,848 relating to warrants issued in association with the debt. The amounts are being amortized over a period of six months, being the expected life of the debt.

A debt extinguishment of $844,552 was recognized in relation to the amendment of 10% convertible debentures. Of this amount, $411,600 related to the cash required to settle $1,470,000 of debt. The remaining amount related to debt discounts, finance fees and the values of conversion features and warrants.

JUNE 30, 1999 VS. JUNE 30, 1998

The following is an analysis and comparison of the six month results ending June 30, 1999 to that of June 30, 1998 (where applicable).


   REVENUES

   During the six months ended June 30, 1999, the Company recorded total revenues of $3,455,073. Revenues for the same period in 1998 were nil as FutureLink had not yet acquired Riverview Management Corporation ("SysGold"), the Company's Consulting and IT Outsourcing subsidiary (now part of the amalgamated FutureLink Alberta) and it did not have a controlling interest in FutureLink Alberta. SysGold was acquired in late August, 1998 and FutureLink Alberta became a controlled subsidiary on November 23, 1998. The Company's total recognized revenues from these subsidiaries was approximately $2.4 million in 1998.

   The major source of FutureLink's revenue for the six months was information technology consulting services, including Application Service Provision ("ASP") related services, which generated total revenues of $2,345,530. These revenues relate to information technology outsourcing services, IT business practices consulting and server-based (including ASP) computer consulting.

   FutureLink's 1999 revenues also include hardware and software sales relating to items procured by the Company for its clients. FutureLink purchases and resells hardware and software to many of its IT consulting clients as an additional service to these clients. These sales are not considered a primary line of business, but part of the Company's overall consulting services. During the first six months of 1999, FutureLink generated $883,890 of hardware and software sales, earning a gross margin of approximately 7%.

   Direct Application Service Provider ("ASP") services also contributed to FutureLink's revenue stream, with $181,601 generated from direct sales of hosted applications from the Company's Server Farm for the six months ended June 30, 1999. Total ASP sales and related services were approximately $370,000 for the six months ended June 30, 1999.

   EXPENSES

   Hardware and Software Purchases

   Hardware and software purchases of $822,130 for the six months to June 30, 1999 relates to equipment procured on behalf of customers as part of the Company's overall IT consulting services.

   Contracts, Payroll and Benefits

   FutureLink's contracts, payroll and benefits expense comprise amounts relating to salaries to information technology services staff and consultants, directors, management, sales, marketing, and administrative employees, as well as the related revenue sharing and benefits. The amount totaled $3,223,962 for the six months ended June 30, 1999.

   In 1998, the Company did not have such expenses, other than the 46% share of FutureLink Alberta's contracts, payroll and benefits expense of $245,515 which was included in the equity in loss of affiliate.

   Accounting and Legal Costs

   FutureLink incurred $146,846 in accounting and legal expenses through to June 30, 1999. These costs include amounts related to fees for accounting, audit and taxation services in the amount of $74,928, as well as $71,918 incurred for legal advice and services associated with corporate governance, compliance and commercial transactions.

   For the sixth month comparable period in 1998, FutureLink incurred accounting and legal expenses of $40,158. In addition, FutureLink Alberta incurred accounting and legal expenses of $26,632 of which 46% of the expenses are included in FutureLink's $411,316 equity in loss of affiliate.

   General and Administrative Expenses

   FutureLink's consolidated general and administrative expenses for the six months ending June 30, 1999 were $1,830,891.

   The consolidated general and administrative expenses are comprised of the following:


Travel Expenses                                         $  335,397
Meals and Entertainment Expenses                        $   52,878
Office Expenses                                         $  283,342
Advertising, Promotion and Investor Relations Expenses  $  388,821
Staff Development Expenses                              $   96,689
Rent                                                    $  314,612
Compliance                                              $   80,947
Other Expenses                                          $  278,205
TOTAL                                                   ----------
                                                        $1,830,891

   The Company's travel expenses were significant and relate to sales, securing business partnerships and vendor alliances, as well as meeting and developing relationships with industry analysts and financiers.

   Office expenses relate primarily to telephone, insurance, and office supplies. These costs totaled $283,342 for the six months ending June 30, 1999, and have remained relatively stable in spite of the significant growth of the Company over the past six months.

   The Company incurred a significant amount during the second quarter relating to promoting the Company and the ASP Industry. A total of $263,911 for the three months ending June 30, 1999 was incurred in efforts to increase the company profile and the ASP Industry, some of which related to the organization and participation in the ASP Consortium, as well as participation in trade shows and other computer industry related events.

   Rent costs relate primarily to amounts incurred relating to operations in Calgary, Canada.

   Compliance costs relate to fees incurred in preparing and filing documentation as required by the Securities and Exchange Commission.

   Other expenses include internet and connectivity charges, life insurance, equipment rentals and other expenses.

   Consulting Expenses

   Consulting expenses of $891,238 were incurred to engage consultants to assist the Company in several areas including business development, marketing, market research, market analysis, investor relations and delivery of IT services to customers. In addition, non-cash charges of $300,000 and $13,200 were incurred in relation to the recognition of the estimated value of warrants associated with agreements relating to advisory services obtained for assessing financing strategies and business acquisitions, amongst other items.

   FutureLink Alberta incurred consulting expenses of $148,927 in the first half of 1998, of which 46% of these expenses are included as part of FutureLink's equity in loss of affiliate.


   Interest Expense

   FutureLink's interest expense for the six months ended June 30, 1999 of $7,406,143 is comprised of the following:


Non-Cash Interest Charge Related to Convertible
Debt Financings (intrinsic value of conversion features)     $7,043,691
Accrued interest on Convertible Debt                         $  323,185
Other Interest                                               $   39,267
TOTAL                                                        ----------
                                                             $7,406,143

   The intrinsic value of the conversion features of debt issued during the period relates primarily to the $8,038,500 of convertible notes issued by the Company in the second quarter. This financing resulted in $4,911,880 being recorded as interest expense. An amount of $895,964 was similarly recorded in the first quarter and was primarily associated with financing received under the terms of a $5 million facility, later extended to $6 million.

   The accrued interest on convertible debt includes $112,515 relating to the $8,038,500 gross proceeds of a financing completed in the second quarter. This interest is payable on a quarterly basis. The remaining accrued interest amount relates to various other convertible debt instruments which provide an option to the debt holders for the interest to be settled in stock.

   Bad Debt Expense

   FutureLink's bad debt expense of $92,504 for the six months to June 30, 1999 includes actual bad debts and a provision for doubtful accounts relating to amounts for which management believes collection to be unlikely. During the three month period ending June 30, 1999, the Company recorded a net recovery of $91,023 for amounts subsequently determined to be collectible.

   Depreciation

   FutureLink's consolidated depreciation of $350,520 is related to its two subsidiaries, FutureLink/SysGold and FutureLink Alberta (these two companies now amalgamated with FutureLink Acquisition Corp. as FutureLink Alberta) and includes depreciation of computer equipment, software, leasehold improvements and office equipment.

   Amortization of Intangible Assets

   FutureLink's amortization expense of $960,520 for the six months ended June 30, 1999 includes the following:

Goodwill amortization related to the acquisitions
of FutureLink Alberta and FutureLink/SysGold
Amortization of employee and consultant base                            $427,186
Intangible asset related to the acquisition of FutureLink/SysGold       $533,334
TOTAL                                                                   --------
                                                                        $960,520

   Goodwill is being amortized over a period of five years whereas the employee and consultant base is being amortized over a period of three years.

   Debt Extinguishment

   During the second quarter of 1999, FutureLink renegotiated the terms of its 10% convertible debenture which had been previously issued in relation to $6 million of financing. Under the amendment, the conversion price of the debentures was fixed at $1.00 (after giving effect to the June 1, 1999 1 for 5 reverse stock split). The Company also issued additional warrants, and repriced prior warrants such that 1,200,000 warrants at a price of $1.25 per share (after giving effect to the June 1, 1999 1 for 5 reverse stock split) became outstanding. Lastly, FutureLink paid $1,881,600 to settle $1,470,000 of principle. For accounting purposes, all amounts relating to the "old" debt were treated as extinguished and new debt issued. As a result of the transaction, FutureLink recognized a loss of $844,552.

JUNE 30, 1999 VS. MARCH 31, 1999

The following is a discussion of the three months ended June 30, 1999 as compared to the three months ended March 31, 1999.

   REVENUES

   FutureLink recognized revenues of $1,711,448 during the second quarter as compared to $1,743,625 during the first quarter. Although, in terms of US dollars, sales were lower in the second quarter, the decrease is related to the Canadian to US exchange rate. To date, FutureLink's sales have been primarily in Canadian dollars. Sales in the second quarter in terms of Canadian dollars were Cdn$2,895,035 as compared to Cdn$2,843,486 in the first quarter of 1999, reflecting an increase of Cdn$51,549.

   In both US and Canadian dollar terms, hardware and software sales increased over the prior quarter. The increase of US $118,488 was largely the result of a backlog of orders as at March 31, 1999.

   Other revenue includes miscellaneous income and ASP sales. Direct ASP sales during the second quarter were $35,335. This is a decrease of $168,635 over the first quarter and is due to a contract which terminated during the period. This contract included sales of approximately $50,000 during the first quarter to a customer for which all amounts have been written off as a bad debt. The Company no longer provides services to this customer. In addition, the Company renegotiated the terms of an ASP contract with a related party resulting in a credit to this customer of approximately $72,000 which directly reduced second quarter ASP revenues, although the credit includes services provided in prior periods. This party was an early adopter of server-based computing.

   During the second quarter, the Company signed four new customers for ASP services. Of these contracts, however, billing of revenues for three contracts does not commence until July or August of 1999.

   EXPENSES

   Hardware and Software Purchases

   Hardware and software purchases increased in the second quarter over that in the first quarter due to the increase in sales of these items. The Company maintains budgets for margins of approximately 8 to 9% on such items. The margin was 8% and 6.3% in Q1 and Q2 respectively.

   Contracts, Payroll and Benefits

   Contracts, payroll and benefits were $1,738,920 in the second quarter as compared to $1,485,042 in the first quarter. The increase is partially due to the hiring of additional staff, including the company's new Executive Chairman in June, 1999, and is also due to the reclassification of approximately $110,000 from consulting expenses to payroll relating to contractors who work for the Company in the capacity of serving our clients.

   Accounting and Legal Costs

   Accounting and legal fees were $146,846 for the six months to June 30, 1999, including $49,464 and $97,382 in the first and second quarter respectively. The increase in the second quarter relates largely to an increase of approximately $37,000 in legal fees. This relates to an overall increase in the activities of the Company and the number of agreements being negotiated and signed.

   General and Administrative Expenses

   FutureLink's consolidated general and administrative expenses for the three months ending June 30, 1999 were $1,060,819 as compared to $770,072 in Q1 1999. The increase, again, relates to the overall increase in Company activities. General and administrative expenses for each of the two quarters were as follows:


                                     3 months to June 30,   3 months to March
                                            1999                 31, 1999
Travel Expenses                               $  214,901               $120,496
Meals and Entertainment Expenses              $   26,510               $ 26,368
Office Expenses                               $  137,383               $145,959
Advertising, Promotion and                    $  263,911               $124,910
Investor Relations Expenses                   $   47,581               $ 49,108
Staff Development Expenses                    $  161,703               $152,909
Rent                                          $   80,541               $    406
Compliance                                    $  128,289               $149,916
Other Expenses                                ----------               --------
TOTAL                                         $1,060,819               $770,072

   Travel expenses increased significantly over the prior quarter and relate to assessing and developing integration and business plans on both the acquisition of Micro Visions (please see Recent Developments - Acquisitions of Micro Visions, below) and the growth of the Company, attendance at trade shows and other industry functions, and travel associated with the promotion of FutureLink and the ASP industry.

   Advertising, promotion and investor relations costs increased almost two-fold over the first quarter of 1999. Given the newness of the ASP industry, FutureLink has incurred significant amounts during the second quarter to promote both itself and the industry. It is expected that the Company will continue to incur such costs to enhance its profile throughout the communications and technology sectors.

   Compliance costs relate largely to the Company's filings with the Securities and Exchange Commission. During the second quarter of 1999, the Company was obligated to file several documents relating to periodic reports, material changes and other such filings. These costs are not expected to increase significantly.

   Consulting Expenses

   Consulting expenses were $465,822 and $425,416 in the first and second quarter respectively. These expenses were incurred to engage consultants to assist the Company in business development, marketing, market research and
   analysis, and delivery of IT services to customers.   The decrease in the
   amount in the second quarter is offset by the reclassification of certain consulting expenses to payroll of approximately $110,000. In addition, the first quarter amount includes a non-cash expense of $125,000 relating to advisory services received under an agreement which has since been terminated.

   During 1999, the Company entered into an agreement for advisory services for a 12 month period. The agreement provides for the settlement of these services via the issuance of warrants. An amount of $1,800,000 was recorded as a prepaid non-cash expense relating to the estimated value of the warrants. This amount is being recognized in income over 12 months. To June 30, 1999, $300,000 has been recorded as a consulting expense.

   Interest Expense

   Interest expense during the second quarter totaled $6,408,353 as compared to $997,790 in the first quarter. Both amounts relate primarily to non-cash expenses associated with the intrinsic value of the conversion features on convertible debt issued. The second quarter includes $4,911,880 relating to a debt offering which raised gross proceeds of $8,038,500.

   Bad Debt Expense

   Bad debt expense of $183,527 during the first quarter related to amounts which management believed to be uncollectible, including $112,486 related to accounts receivable from companies which were early customers of server-based computing information technology service. These companies supported FutureLink as it built its server-based computing expertise. During the second quarter, negotiations with one such customer resulted in the recovery of $94,883, which is included in the $91,023 net bad debt recovery recorded during the second quarter.

   Depreciation

   Depreciation during the second quarter was $218,416 as compared to $131,834 in the first quarter. This increase relates to the capital additions for the Company's server farm.

   Amortization of Intangible Assets

   The amortization of intangible assets relates to the amortization of goodwill and the employee and consultants base. Approximately $460,515 is recognized on a quarterly basis associated with these amounts.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING

During the second quarter of 1999, FutureLink issued $8,038,500 8% senior subordinated convertible promissory notes. The net cash proceeds of this issuance of securities was $7,258,327, after placement fees of 9% and expenses of the offering, of which $1,000,000 was used for the initial deposit on the acquisition of Micro Visions.

On April 26, 1999, the Company renegotiated the terms of certain 10% convertible debentures. The amendment to the debentures enabled the Company to fix the conversion price at $1.00 per share (on a post reverse split basis). In addition, FutureLink repaid $1,470,000 of principle such that $2,500,000 remains outstanding. The cost of the repayment was $1,881,600, with the difference of $411,600 being the equivalent value of the conversion option had the debentures actually been converted. The Company also renegotiated the pricing of warrants previously issued to $1.25 per common share, as well as having issued additional warrants such that 1,200,000 warrants remain outstanding associated with this debt (on a post reverse split basis). As a result of this transaction, FutureLink recognized a loss on the extinguishment of debt of $844,552.

Subsequent to June 30, 1999, the Company completed a further financing of $15,000,000 of 8% senior subordinated convertible promissory notes. The Company received proceeds of $13,650,000 after placement fees of 9% (exclusive of other costs associated with the financing). Of these proceeds, $1,000,000 will be used for the second and third deposit due under the terms of the Micro Visions Acquisition Agreement ($500,000 to be paid on each of July 31, 1999 and August 31, 1999). The remaining funds will be used for general working capital and additional IT infrastructure.

WORKING CAPITAL

As at March 31, 1999, FutureLink had a working capital deficit of $1,534,882, and was in technical breach of its working capital ratio covenant with its
bank.   The closing of $8,038,500 of gross proceeds in financing during the second quarter enabled the Company to remedy the covenant breach. As at June 30, 1999, the Company's working capital was $1,545,855; a ratio of 1.6:1 and well in excess of the required 1:1 ratio. The larger $15,000,000 gross proceeds financing completed in July, 1999 has further strengthened the Company's working capital position.

CASHFLOW

FutureLink's operating cash outflows for the six month period ending June 30, 1999 were $3,977,068. These outflows are largely due to the hiring of personnel and other resources to build an infrastructure which will accommodate the significant growth in business anticipated over the next year. The Company does not expect to be profitable or to have positive operating cashflows within the next year as it continues to grow, develop the ASP industry, its presence within the industry, its services, and a customer base. As such, the Company will require additional financing to fund operations.

FutureLink's investing activities during the six months ending June 30, 1999 included payment of a deposit of $1,000,000 towards the acquisition of Micro Visions, and $220,189 in legal, accounting and other fees associated with this transaction. In addition, the Company incurred capital additions of $1,543,777 for building the server farm. The Company anticipates building a second server farm during the third and fourth quarters of 1999. Funding for this second server farm is expected to come from leasing arrangements.

The Company's financing cashflow for the six month period January 1 through June 30, 1999 included net proceeds of $11,195,827 relating to the issuance of convertible debentures, convertible notes, and promissory notes. During this period, the Company also repaid $2,219,258 of such instruments. In addition to entering a lease agreement for the second server farm, the Company anticipates a sale and lease-back arrangement of its first server farm.

As the Company continues to grow via internal expansion and acquisitions, additional funding will be required. The Company is currently seeking various other sources of financing to accommodate this growth, including financing to fund the remaining $10,000,000 cash required upon closing of the Micro Visions acquisition, which is expected to occur at the end of September, 1999.

RECENT DEVELOPMENTS

FINANCINGS

FutureLink has completed additional financing transactions, raising the Company gross proceeds of $8,038,500 during the second quarter of 1999 and gross proceeds of $15,000,000 during the period July 1 to August 10, 1999. For further details regarding these financings, please refer to the financial statements included in Part I, Item 1 of this Report, Management's Discussion and Analysis of Financial Condition and Results of Operation which forms Item 2 of Part I hereof, and Changes in Securities and Use of Proceeds in Part II,
Item 2, below.

REVERSE STOCK SPLIT

On June 1, 1999, the Company effected a 1 for 5 reverse stock split of its Common Stock. FutureLink's shareholders authorized the directors to effect up to a 1 for 30 reverse stock split, to be executed on or before June 1, 1999, at the annual meeting of shareholders held November 30, 1998. FutureLink has authorized capital of 100,000,000 shares of Common Stock, $0.0001 par value, as well as preferred stock. Prior to June 1, 1999, the Company's outstanding share acquisition rights (warrants, options, conversion rights), if exercised, would result in a fully diluted common stock amount in excess of 150,000,000 shares, exceeding FutureLink's authorized capital. The reverse stock split resulted in the Company having 6,207,784 shares of common stock issued and outstanding and 30,746,522 shares on a fully diluted basis as at June 1, 1999, well within the continuing 100,000,000 share authorized common stock limit.

ACQUISITION AGREEMENT WITH MICRO VISIONS

On June 2, 1999, FutureLink entered into an agreement to acquire all of the issued and outstanding shares of Executive LAN Management, Inc. of Irvine, California, doing business as Micro Visions ("Micro Visions").

Founded in 1987, Micro Visions is one of North America's leading server-based computing systems integrators. In 1998, Micro Visions was the number 1 (up from number 2 in 1997) reseller and integrator of products from Citrix Systems Inc. in North America. Citrix products provide the foundation for the Company's main ASP business. As well as the Irvine main office, Micro Visions has branch offices in Atlanta, Las Vegas, Los Angeles, Phoenix and Raleigh/Durham. Micro
Visions  has over 80 employees and had revenues of $13.67 million in 1998.   It
is intended that the merged company will be headquartered in Irvine.

Micro Visions' revenues for the six months ended June 30, 1999 were $9,322,000, of which $4,032,000 had been earned during the first quarter of 1999 and $5,290,000 during the second quarter. This compares to earnings for the twelve months ended December 31, 1998 and 1997 of $13,669,000 and $9,565,000,
respectively. Revenues consist of consulting services relating to server-based computing and the associated hardware and software sales.

On a pro forma basis, revenues for FutureLink and Micro Visions for the six month period ending June 30, 1999 are $12,777,000. Pro Forma results to June 30, 1999 for Micro Visions and FutureLink are disclosed in Note 2a of the financial statements found in Part I, Item 1 of this Report and reflect the results of operations of the two companies together as though the acquisition had occurred at January 1, 1999.

It is anticipated that upon closing of the Micro Visions acquisition, Mr. Chell will remain CEO of the combined companies. Glen Holmes, 42, the founder and CEO of Micro Visions, will become President of the Company and will be nominated to the Company's board of directors. Roger Gallego, 30, the Executive Vice-President and Chief Operating Officer of Micro Visions, will become the Company's Executive Vice-President, ASP, following the merger.

Consummation of the acquisition is subject to several conditions, including approval by FutureLink's shareholders. Under the agreement, Micro Vision' shareholders (the family of Glen Holmes) will receive $12,000,000 in cash and 6,000,000 shares of the Company's Common Stock (post-Reverse Split) upon closing. In addition, Micro Visions' shareholders could earn an additional 2,400,000 shares based on achievement of certain performance criteria in 1999 (the "Performance Shares"). The Company advanced $1,000,000 of the cash portion of the acquisition price in conjunction with the signing of the acquisition agreement and an additional $500,000 deposit was paid at the end of July, 1999. A further $500,000 deposit is payable in the event the acquisition is not completed by August 31, 1999. Except where the Micro Visions Acquisition Agreement is terminated by Micro Visions (without cause), by Micro Visions' shareholders failing to deliver all Micro Visions stock "free and clear" at closing, or by the Company as a result of a fraudulent misrepresentation made by Micro Visions or its shareholders, $500,000 of the deposit shall not be repaid if this agreement terminates prior to October 15, 1999 and $1,500,000 shall not be repaid to the Company if the Micro Visions Acquisition Agreement is terminated after October 15, 1999. The Company can terminate this agreement and demand prompt repayment of the (balance of the) deposit funds if Micro Visions finds the financing arrangements regarding the balance of the cash portion of the purchase price to be unacceptable, in the event of any material misrepresentation by Micro Visions in the agreement, in the event of a material adverse change in Micro Visions' condition, etc.

If the Micro Visions acquisition does not close by October 15, 1999, the Company may extend the closing date to no later than December 15, 1999 by paying to Micro Visions' shareholders an additional $1,000,000 at closing by way of $500,000 cash and $500,000 of common stock issued "at market" (based on a ten day average of closing prices). If the closing is extended and the Company fails to secure sufficient financing to enable it to pay the full cash portion of the purchase consideration prior to December 15, 1999, or fails to secure the approval of this acquisition by its shareholders prior to that date, Micro Visions shall be entitled to terminate the agreement and retain all deposit funds paid to date. The parties are free to extend the time for performance of any obligations or actions set forth in the agreement.

The Company currently plans to complete the acquisition of Micro Visions on or about October 1, 1999.

MANAGEMENT CHANGES

Since April 1, 1999, the Company has undergone a number of management changes, including changes to the board of directors.

The Company's board accepted the resignation of Robert Kohn on May 10, 1999 and appointed Michael S. Falk of New York, NY to fill the vacancy created by Mr. Kohn's departure. On May 17, 1999, the board appointed Timothy P. Flynn of Las Vegas, NV as an additional director.

Effective June 1, 1999, Mr. Philip Ladouceur, already a director of the Company, accepted a management position as Executive Chairman of FutureLink, with primary responsibility for public company compliance and corporate finance.

On July 16, 1999, the Company's board accepted the resignation of Donald Bialik as a director and officer of the Company and all of its subsidiaries and has not appointed a replacement director. The Company now has a total of 7 directors, as follows:


         NAME             AGE                   POSITION HELD
-------------------------  ---  ------------------------------------------------
Philip R. Ladouceur (3)    58   Executive Chairman
Cameron B. Chell (3)       30   Director, Chief Executive Officer and President
Raghu Kilambi              33   Director, VP Finance and Chief Financial Officer
Robert Kubbernus (1) (2)   39   Director
F. Bryson Farrill (1) (2)  71   Director
Michael S. Falk (2) (3)    37   Director
Timothy P. Flynn (1) (3)   49   Director

Note (1):  Members of the Audit Committee

Note (2):  Members of the Compensation Committee

Note (3):  Members of the Executive Committee

Detailed information on Mr. Falk and Mr. Flynn was included in the Form 10-QSB for the quarterly period ended March 31, 1999 previously filed by the Company. Information regarding the other directors was included in the Form 10-KSB for the year ended December 31, 1998 previously filed by FutureLink.

RISK FACTORS

FutureLink continues to face numerous risk factors as set forth in the Annual Report on Form 10-KSB for the year ended December 31, 1998 previously filed. In addition, the following risk factors should be taken into account, which include risk factors relating to the proposed acquisition of Micro Visions.

NO ASSURANCE OF COMPLETION OF MICRO VISIONS ACQUISITION.   The Agreement to
acquire Micro Visions provides a number of conditions precedent to closing the transaction, including, but not limited to, the approval of the Company's shareholders; regulatory approval from each governmental entity necessary for consummation of the proposed transaction, including the Securities and Exchange Commission; the Company securing financing necessary to pay the full cash portion of the purchase consideration on terms satisfactory to Micro Visions; no material adverse changes in the condition (financial or otherwise) of either the Company or Micro Visions; and the receipt of all other necessary third party consents. There can be no assurance that the Company will be able to meet all of the conditions precedent which are its responsibility, or even if the Company meets such obligations, that the proposed transaction will close due to a failure by Micro Visions to meet its obligations, due to a material adverse change in the condition of either Micro Visions or the Company or for any other unforeseen circumstance. If the transaction fails to close, there is a risk that all or a portion of the deposit paid by the Company ($1,500,000 to date, $2,000,000 by August 31, 1999) will be forfeited by the Company.

RISKS ASSOCIATED WITH MICRO VISIONS ACQUISITION. If the Micro Visions acquisition is successfully concluded, there can be no assurance that the Company will be able to profitably manage or successfully integrate Micro Visions' assets and personnel without substantial expenses, delays or other operational or financial problems. The Micro Visions acquisition will involve the recognition of substantial goodwill which will be amortized as a charge to operations over the next 5 years. Furthermore, this acquisition may involve additional risks or effects, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities and other one-time or ongoing acquisition related expenses, some or all of which could have a material adverse effect on the Company's business, operating results and financial condition. Client satisfaction or performance problems of Micro Visions, if any, could have a material adverse impact on the reputation of the Company as a whole. This proposed acquisition involves the Company adding offices in other geographical locations which will add further responsibilities to the Company's existing management structure. There is no assurance that even if successful, the Company's acquisition of Micro Visions will result in the generation of anticipated revenues and earnings.

LOSSES AND ACCUMULATED DEFICIT; ABILITY TO CONTINUE AS A GOING CONCERN. For the six months ended June 30, 1999 the Company reported a net loss of $14,352,006, including an operating loss of $13,745,428. As of June 30, 1999, FutureLink had an accumulated deficit of $21,682,463 as shown in the Company's unaudited consolidated financial statements. The Company is not currently profitable and there can be no assurance that Company will operate profitably in the future and that the Company will not continue to sustain losses. Continued losses could materially and adversely affect the Company's business. In addition, the Company and its subsidiaries are parties to certain lawsuits described under "Legal Proceedings". The company cannot conclusively predict the outcome of these lawsuits and could be directed to pay penalties to the other parties in the suits. Should this happen, it could put a considerable cash burden on the Company.

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

FutureLink has completed Phase I of our Year 2000 project, a review of all hardware, embedded systems and software utilized by our Company, including software utilized internally, software supplied to clients and software hosted for clients. The review revealed that 90% of FutureLink's internal systems are deemed to be compliant by vendors, and the remaining 10% will be compliant with the application of Year 2000 upgrades supplied by vendors. Two of the most critical systems, the Finance and Timesheet applications, are being replaced instead of upgraded. It is anticipated that the upgrades and implementation of the new systems will be completed by October, 1999, and we believe that they are
designed to function properly through and beyond the Year 2000.   We cannot
guarantee that all of our computer systems, particularly if they interface with or incorporate third-party software, will contain all date code changes necessary to ensure Year 2000 compliance.

A letter campaign was conducted with important business associates, suppliers and vendors to determine the status of their Year 2000 program and the likelihood of their continued business in the Year 2000. This letter campaign is ongoing, however the most critical business associates have responded. FutureLink does not appear to be dependent on any business associates, suppliers or manufacturers whose failure to be Year 2000 compliant would have a significant impact on our financial condition or results of operations, except providers of utilities (telecommunications, electricity, natural gas, etc.) to our office.

The company has adequate resources, both fiscal and personnel, to complete the remedial actions which make up Phase II of the Year 2000 project. We do not expect to expend any significant funds to correct Year 2000 issues. Any minor expenses will be funded in the ordinary course from cash generated by operations. The cost of the new internal office applications was anticipated and budgeted for, outside of the Year 2000 project, and is included in our annual operating budget. We expect to complete our Year 2000 remediation actions by late fall of 1999.

Based on available information, we are preparing contingency plans in the event of failure of critical systems resulting from Year 2000 compliance issues including the failure of systems of outside suppliers, for example our utility power. We are also preparing contingency plans to deal with the possibility of systems failures at our client sites. These contingency plans should be finalized by late fall, 1999.

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


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of its business, FutureLink continues to be involved in a number of material legal proceedings commenced or pending against the Company, as follows:

     1. Midland Walwyn Capital Inc. (now Merrill Lynch Canada Inc.) ("MWC") commenced an action in October 1997 in Ontario Court (General Division), Toronto, Canada, against Core Ventures, Inc. (now FutureLink), Abecorn Enterprises Limited ("Abecorn"), Alixe Cormick, Venture Law Corporation, and Raymond Kompani. At the time of the alleged transactions, John A. Xinos of Abecorn was also a director of the Company, Alixe Cormick of Venture Law Corporation acted as legal counsel for the Company and Ray Kompani was a third party with no relation to the Company. MWC seeks judgement of CDN$500,000 against all defendants. The action against the Company alleges fraudulent misrepresentation, negligent misrepresentation or intentional or negligent interference with contractual relations. The Company has filed a defense jointly with Abecorn. This action relates to a share sale transaction in which Raymond Kompani apparently failed to pay Abecorn for 50,000 shares of the Company's Common Stock he purchased from Abecorn. Ms. Cormick, solicitor for the Company, advised the Company's transfer agent to stop transfer the relevant share certificate registered in the name of Abecorn. Mr. Kompani deposited the share certificate with MWC and instructed MWC to sell all 50,000 shares. When MWC sent the Abecorn/Kompani share certificate to the clearinghouse, they were advised of the stop transfer. MWC paid the net sale proceeds to Raymond Kompani before being advised by the clearinghouse of any problem. MWC was required to repurchase these 50,000 shares on the market at a cost of just over $325,000. MWC demanded repayment from Raymond Kompani but Mr. Kompani failed to pay. MWC brought suit to recover its losses. John Xinos and the Company entered into an indemnity agreement dated January 19, 1998, whereby Mr. Xinos agreed to bear the costs of defending this action and to indemnify the Company for any losses arising from the MWC lawsuit. Management believes that FutureLink has minimal exposure in this matter due to the role played by the Company and the indemnity agreement with John A. Xinos and does not believe that there will be a material impact on the Company if the plaintiff is successful.

     2. 554495 Alberta Ltd. commenced an action against Coffee.com Interactive Cafe Corp. (now the Company's FutureLink Alberta subsidiary) in October 1997 in the Court of Queen's Bench of Alberta, Calgary, Canada. The proceedings relate to a purported lease agreement with respect to commercial space in Calgary. The Plaintiff claims that a lease agreement exists with FutureLink Alberta and seeks judgement in an amount in excess of CDN$285,000 plus costs. FutureLink Alberta has filed a defense and counterclaim for up to CDN$390,000, plus legal costs. The parties have now completed the discovery of corporate officers and documents. The legal costs to date are not immaterial and will increase should this matter proceed to trial, which appears likely. The plaintiff has now leased the premises in question to a third party, thereby mitigating its alleged losses. Management of the Company believes that its FutureLink Alberta subsidiary does not face material exposure in this matter.

     3. A Statement of Claim was issued by TAP Consulting Ltd. ("TAP") in August 1998 in the Court of Queen's Bench of Alberta, Calgary, Canada, naming SysGold Ltd. (now part of the Company's FutureLink Alberta subsidiary) as a defendant. The suit alleges that SysGold Ltd. wrongfully terminated a management services contract dated January 19, 1991, between SysGold Ltd. and TAP without cause or reasonable notice. TAP seeks CDN$150,000 plus court costs. Management believes that its FutureLink Alberta subsidiary has a sustainable defence to this claim and intends to vigorously defend it and to file a counterclaim. At the time of acquiring SysGold Ltd., the Company and Donald Bialik entered into an indemnity agreement dated August 21, 1998, whereby Mr. Bialik agreed to indemnify the Company for any losses suffered by the Company arising from the TAP lawsuit. Management believes that FutureLink has minimal exposure in this matter due to the indemnity agreement with Don Bialik and does not believe that there would be any material impact on the Company should TAP prove its claim. Mr. Bialik's indemnity of the Company for this matter was confirmed at the time of his resignation as an officer and director.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has completed a number of material financing transactions ($500,000 or more gross proceeds being considered "material") since April 1, 1999, primarily two private placement financings led by Commonwealth Associates, LP.

As previously reported in the Company's SB-2 Registration Statement, in the Company's Form 10-KSB Annual Report for the year ended December 31, 1998 and in the Company's Quarterly Report for the quarterly period ended March 31, 1999 on Form 10-QSB, the Company entered into a Debenture Acquisition Agreement dated August 14, 1998, as amended on August 21, 1998, February 26, 1999 and April 26, 1999, with Thomson Kernaghan & Co. Limited ("TK") pursuant to which TK, acting as an agent for certain investors, agreed to purchase from FutureLink, in one or more tranches, $6,000,000 10% Convertible Debenture and a series of warrants. The Form SB-2 filed by the Company January 6, 1999 registered 10,615,384 shares of Common Stock underlying the Debenture and Warrants. As at February 26 1999, the Company had received from TK the original $5,000,000 contemplated by the original Debenture Acquisition Agreement and TK had converted $2,000,000 of the Convertible Debenture plus accrued interest into 7,860,046 shares of Common Stock. In connection with the TK Debenture, the Company also granted to TK a warrant to subscribe for 781,250 Common Shares at a price of $0.96 per share at any time prior to August 20, 2001, together with a warrant to subscribe for 260,417 Common Shares at a price of $0.96 per share (these figures all pre-reverse split) at any time prior to August 20, 2001.

On February 26, 1999 the Company issued a Letter of Intent to amend the terms of the TK convertible debentures such that the total financing available would increase from $5,000,000 to $6,000,000. From February 26 to April 14, 1999, TK advanced an additional $970,000 under this facility. On April 26, 1999, the Company and TK executed a Letter Agreement amending the terms of the outstanding convertible debentures and warrants. As of that date, TK had acquired a total of $5,970,000 of debentures and had converted $2,000,000 of the principal amount and accrued interest. Of the $3,970,000 outstanding principal balance, the Company agreed to redeem $1,470,000 of principal on or before May 26, 1999 for $1,881,600 in cash plus common stock to cover accrued interest thereon issuable at "market price". Of the remaining $2,500,000 of convertible debentures, these are no longer be convertible at a floating conversion rate, but rather at the fixed rate of $0.20 per share (now $1.00 per post reverse split share). As at April 26, 1999, TK or its clients held warrants to purchase 1,041,667 shares of common stock at $0.96 per share and were to receive an additional 647,668 shares at $0.39 per share under the terms of the February 26, 1999 Letter of Intent (all figures pre-reverse split). All of these warrants were re-priced to an exercise price of $0.25 per share and warrants to purchase an additional 4,310,665 shares of common stock at an exercise price of $0.25 per share are issuable pursuant to the April 26, 1999 Letter Agreement. These 6,000,000 warrants exercisable at $0.25 per share have become warrants to purchase 1,200,000 post-reverse split shares of common stock at $1.25 per share. These amendments affect the existing registration of the TK securities, which is to be amended by the Company.

Pursuant to Letters of Intent dated March 19, 1999 and April 13, 1999, effective April 14, 1999, the Company entered into a formal Agency Agreement with Commonwealth Associates L.P. ("Commonwealth") whereby Commonwealth agreed to act as the Company's placement agent for a private offering of units consisting of convertible notes and warrants. The offering was for a minimum of $2 million and a maximum of $4 million, with provisions allowing for the issuance of an additional $4 million of securities in the case of over-subscription. Closings took place April 29, 1999 and May 7, 1999 with the offering being fully oversubscribed. In total, the Company sold $8,038,500 worth of units. The vast majority of the units consisted of 8% senior subordinated convertible notes convertible to shares of common stock at $0.20 per share (now $1.00 per share) and 2,500 warrants to acquire common stock at $0.25 per share (now 500 warrants to acquire common stock at $1.25 per share) for each $1,000 invested. Members of FutureLink management subscribed for $433,000 of the units on modified terms such that notes issued to management are convertible at $0.30 per share (now $1.50 per share) and warrants received by management subscribers are exercisable at $0.30 per share (now $1.50 per share) which pricing is based on an average market price formula for the ten trading days to April 14, 1999. Commonwealth's compensation for acting as placement agent consisted of 9% of gross proceeds for sales commissions, placement fees and structuring fees, and 2,500 agent's warrants in total for each $1,000 of units sold in the offering, which agent's warrants which are also exercisable at $0.25 per share (now one-fifth the number of agent's warrants exercisable at $1.25 per share).

Effective May 7, 1999, the Company completed the issuance of a convertible debenture and warrants issued as compensation for a prior $275,000 investment by Global Equity Partners Limited ("Global") which had been secured by a promissory note. The promissory note plus accrued interest was converted to these other securities on the basis of terms which were being finalized in late March, 1999 when funds were advanced by Global. Global's debenture has a principal amount of $278,160 (reflecting interest accrued from March 26 to May 7, 1999), and is convertible to common stock at $1.15 per share (on a post reverse split basis). Also, in post-reverse split terms, Global received warrants to purchase 44,505 shares of common stock at $1.25 per share.
On June 1, 1999, the Company completed a 1 for 5 reverse stock split of its common stock which had been previously authorized by shareholders. The reverse split reduced the total issued and outstanding (as fully paid) common stock to just over 6,000,000 shares and, on a fully diluted basis, to approximately 30,000,000 shares as at June 1, 1999.

On July 1, 1999, the Company entered into a formal Agency Agreement with Commonwealth, which was further to a Letter of intent dated June 16, 1999, whereby Commonwealth agreed to act as FutureLink's placement agent for a private placement of units made up of convertible notes and warrants. The offering was for a minimum of $5 million and a maximum of $10 million, which was amended July 15, 1999 by agreement between Commonwealth and the Company such that the maximum offering was increased to $15 million. The Company sold the maximum $15 million of units with closings taking place between July 19 and July 27, 1999. The units consisted of (i) 8% senior subordinated convertible notes which mature in two years or will convert into the type and respective amount of securities issued by the Company in its next round of financing or, in certain circumstances, will be convertible to common stock at $8.50 per share; and (ii) warrants to purchase 15,000 shares of common stock at $850 per share for each 100,000 invested. Commonwealth's compensation for acting as placement agent consisted of commissions and placement fees equal to 9% of the gross proceeds of the offering as well as a total of 225,0000 agent's warrants also exercisable at $8.50.

From April 1, 1999 through August 10, 1999, the Company raised an additional $23,038,500 gross proceeds from all new financings. Of these funds, the Company netted approximately $21 million following payment of commissions, finders' fees, professional fees and other expenses associated with such financings.

The uses made or to be made of these gross financing proceeds can be broken down as follows (all figures approximated to the nearest five hundred dollars):


Gross Proceeds                                               $23,038,500
Less:  Placement Fees                                        $ 2,073,500
Less:  Other Offering Expenses (estimated)                   $   155,000
                                                             -----------
Net Proceeds                                                 $20,810,000
                                                             -----------
Capital Asset Purchases April 1 to June 30, 1999             $   847,000
Debenture Repayment                                          $ 1,882,000
Deposits (paid or payable) re: Micro Visions' Acquisition    $ 2,000,000
Acquisition costs re: Micro Visons' Acquisition (estimated)  $   320,000
Repayment of Affiliate re: Bridge Financings                 $   218,000
Provision for Annual Interest on 8% Convertible Notes        $ 1,843,000
General Working Capital and Additional IT Infrastructure     $13,700,000
                                                             -----------
                                                             $20,810,000
                                                             -----------

The above projected uses of proceeds are estimates only and the Company may reallocate such projected uses of proceeds.

On August 1, 1999, the Company entered into an agreement with an executive of the Company. In accordance with the terms of the agreement, the Company loaned $2,000,000 to the executive which was then used by the executive to purchase 232,829 previously unissued common shares of the Company. These shares of common stock are escrowed. On October 1, 1999, 29,129 shares will be released from escrow. An additional 29,100 shares will be released from escrow on a quarterly basis commencing January 1, 2000. So long as the executive remains employed by the Company, $250,000 of the principal amount of the loan shall be forgiven on a quarterly basis, commencing October 1, 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None. The Company has announced its intention to hold an Annual and Extraordinary Meeting of Shareholders to be held in Orange County, California on September 23, 1999. Shareholders of record on August 23, 1999 shall be entitled to notice of, and to vote at, the meeting.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  LIST OF EXHIBITS

3.1  Certificate of Incorporation of Registrant*

3.2  By-laws of Registrant*

10.1 Debenture Acquisition Agreement dated August 14, 1998, as amended on August 21, 1998, between FutureLink and Thomson Kernaghan & Co. Limited ("TK").*

10.2 Letter agreement dated February 26, 1999 between FutureLink and TK extending the terms of the original Debenture Acquisition Agreement from $5,000,000 maximum to $6,000,000.**

10.3 Debenture and Warrant Purchase Agreement dated March 2, 1999 between FutureLink and Augustine Fund, LP.**

10.4 Agency Agreement dated April 14, 1999 between FutureLink and Commonwealth Associates, LP ("Commonwealth") regarding a $4,000,000 maximum plus $4,000,000 over-allotment private placement financing.**

10.5 Letter Agreement dated April 26, 1999 between FutureLink and TK amending certain terms of outstanding FutureLink securities and redeeming certain convertible debentures.**

10.6 Advisory Agreement dated effective May 1, 1999 between FutureLink and Commonwealth.**

10.7 Letter Agreement dated April 29, 1999 between FutureLink and Bridge Technology Group LLC ("Bridge") regarding warrants issuable to Bridge as a "success fee" under an advisory agreement between the parties.

10.8 Agreement and Plan of Reorganization and Merger by and among FutureLink, FutureLink California Acquisition Corp., Executive LAN Management, Inc. dba Micro Visions and Holmes Trust, Glen C. Holmes and Christine M. Holmes dated as of June 2, 1999 (without schedules). ***

10.9 Agency Agreement dated July 1, 1999 between FutureLink and Commonwealth regarding a $5,000,000 minimum/$10,000,000 maximum private placement financing (amended July 15, 1999 to a maximum $15,000,000 financing).

10.10 Loan Agreement dated July 15, 1999 and effective August 1, 1999 between FutureLink and Vincent Romano regarding a loan of $2,000,000 to Mr. Romano to purchase Common Stock of the Company.

27.1 1999 Financial Data Schedule for the six months ended June 30, 1999 (electronic filing only).

   * incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-62133).

  ** incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1999.

 *** Incorporated by reference to the Company's Report on Form 8-K filed June 16, 1999.

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

FutureLink filed a Form 8-K on June 16, 1999 to report the proposed acquisition of Executive LAN Management, Inc., dba Micro Visions ("Micro Visions").

FutureLink filed a Form 8-K on July 22, 1999 to report the resignation of Donald A. Bialik as an officer and director.

FutureLink filed a Form 8-K/A on July 28, 1999 as an addendum to the report on Form 8-K filed by the Company on June 16, 1999 regarding the proposed acquisition of Micro Visions.

FutureLink filed a form 8-K on August 3, 1999 to report closings for a total of $15,000,000 gross proceeds raised by way of private placement.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     FUTURELINK DISTRIBUTION CORP.

Date:  August 16, 1999 By:  /s/ C. Chell
                            ----------------------------------------------------
                            Cameron Chell, President and Chief Executive Officer


Date:  August 16, 1999 By:  /s/ R. Kilambi
                            ----------------------------------------------------
                            Raghu Kilambi, Vice-President Finance and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NO.       DESCRIPTION                                                 PAGE NO.
--------  -----------------------------------------------             --------

3.1      Certificate of Incorporation of Registrant*

3.2      By-laws of Registrant*

10.1 Debenture Acquisition Agreement dated August 14, 1998, as amended on August 21, 1998, between FutureLink and Thomson
         Kernaghan & Co. Limited ("TK").*

10.2     Letter agreement dated February 26, 1999 between
         FutureLink and TK extending the terms of the original
         Debenture Acquisition Agreement from $5,000,000 maximum to
         $6,000,000.**

10.3     Debenture and Warrant Purchase Agreement dated March 2,
         1999 between FutureLink and Augustine Fund, LP.**

10.4 Agency Agreement dated April 14, 1999 between FutureLink and Commonwealth Associates, LP ("Commonwealth") regarding a $4,000,000 maximum plus $4,000,000 over-allotment private placement financing.**

10.5 Letter Agreement dated April 26, 1999 between FutureLink and TK amending certain terms of outstanding FutureLink securities and redeeming certain convertible debentures.**

10.6     Advisory Agreement dated effective May 1, 1999 between
         FutureLink and Commonwealth.**

10.7 Letter Agreement dated April 29, 1999 between FutureLink and Bridge Technology Group LLC ("Bridge") regarding warrants issuable to Bridge as a "success fee" under an advisory agreement between the parties.

10.8 Agreement and Plan of Reorganization and Merger by and among FutureLink, FutureLink California Acquisition Corp.,
         Executive LAN Management, Inc. dba Micro Visions and
         Holmes Trust, Glen C. Holmes and Christine M. Holmes dated
         June 2, 1999 (without schedules). ***

10.9 Agency Agreement dated July 1, 1999 between FutureLink and Commonwealth regarding a $5,000,000 minimum/$10,000,000 maximum private placement financing
         (amended July 15, 1999 to a maximum $15,000,000 financing).

10.10    Loan Agreement dated July 15, 1999 and effective August
         1, 1999 between FutureLink and Vincent Romano regarding a loan of $2,000,000 to Mr. Romano to purchase Common Stock of the Company.



EXHIBIT
NO.       DESCRIPTION                                                 PAGE NO.
--------  -----------------------------------------------             --------


27.1     1999 Financial Data Schedule for the six months ended
         June 30, 1999 (electronic filing only).

   *     incorporated by reference to the Company's Registration
         Statement on Form SB-2 (No. 333-62133).

  **     incorporated by reference to the Company's Quarterly
         Report on Form 10-QSB for the quarterly period ended March
         31, 1999.

 ***     incorporated by reference to the Company's Report on Form
         8-K filed June 16, 1999.
