Form 10-Q
period 1999-09-30
FUTURELINK CORP
filed 1999-11-19
CIK 1061399

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ____________



                           Commission File No. 0-24833




                                FUTURELINK CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

--------------------------------------------------------------------------------

               Delaware                               95-4763404
------------------------------------      --------------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

    100, 6 Morgan, Irvine, California                                92618
--------------------------------------------------------------------------------
 (Address of principal executive offices)                          (ZIP Code)

                                 (949) 837-8252
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---

The total number of shares of the Registrant's Common Stock outstanding as of September 30, 1999 was 9,194,111

Transitional Small Business Disclosure Format (check one):  Yes         No  X
                                                                ---        ---

                                FUTURELINK CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                                                                                              PAGE
                                                                                                              ----
                                       PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
        Consolidated Balance Sheets as of September 30, 1999 and 1998 and December 31, 1998 ...............    1
        Consolidated Statements of Loss and Deficit and Comprehensive Loss for the nine month
         and three month periods ended September 30, 1999 and 1998 ........................................    2
        Consolidated Statements of Change in Stockholders' Equity to September 30, 1999 and 1998 ..........    3
        Consolidated Statements of Cash Flows for the nine month and three
         month periods ended September 30, 1999 and 1998...................................................    5
        Notes to Consolidated Financial Statements ........................................................    6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............   19

                                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................   34
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................   35
ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................................................   36
ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS..............................................   36
ITEM 5. OTHER INFORMATION..................................................................................   36
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................................................   37

        SIGNATURES  .......................................................................................   39

                                FUTURELINK CORP.

                         PART I - FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                                FUTURELINK CORP.

                          CONSOLIDATED BALANCE SHEETS
                         (All amounts stated in $U.S.)

                                                                         SEPTEMBER 30         DECEMBER 31
                                                                    -------------------------------------
                                                                      1999          1998         1998
                                                                        $            $            $
                                                                   -----------   -----------  -----------
                                                                   (unaudited)   (unaudited)
ASSETS
CURRENT
Cash                                                                  7,814,600          68        6,651
Accounts receivable, net of $648,372
 allowance for doubtful account                                       1,811,086   1,100,475    1,532,095
Prepaid expenses and other [note 8a]                                  1,259,624      74,167      116,220
Inventory and work in progress                                           68,844      25,880       22,205
Current portion of loan receivable [note 4]                           1,018,750          --           --
                                                                    -----------  ----------   ----------
                                                                     11,972,904   1,200,590    1,677,171
                                                                    -----------  ----------   ----------
CAPITAL ASSETS, NET OF $ 751,643 ACCUMULATED
DEPRECIATION                                                          2,597,222     149,496    1,122,923
DEPOSITS ON ACQUISITIONS [note 2]                                     3,304,975          --           --
INVESTMENTS [note 3]                                                         --     903,000           --
INTANGIBLE ASSETS, NET OF $ 2,088,652
 ACCUMULATED AMORTIZATION                                             6,451,619   5,158,682    7,845,717
LOAN RECEIVABLE [note 4]                                                750,000          --           --
OTHER                                                                    58,375          --           --
                                                                    -----------  ----------   ----------
                                                                     25,135,095   7,411,768   10,645,811
                                                                    -----------  ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Bank indebtedness [note 7]                                                  --      564,754      819,217
Accounts payable and accrued liabilities                             2,524,192      833,126    2,787,383
Deferred Revenues                                                       50,000           --           --
Notes payable                                                          137,500           --      387,795
Due to related party                                                        --      292,118      363,887
Interest payable                                                       328,203           --           --
Capital lease obligations payable                                       37,962           --       65,916
                                                                    ----------   ----------   ----------
                                                                     3,077,857    1,689,998    4,424,198
                                                                    ----------   ----------   ----------
CAPITAL LEASE OBLIGATIONS PAYABLE                                       27,612       13,048       30,262
CONVERTIBLE DEBENTURES [note 5]                                     22,170,366    2,070,602    2,153,457
NOTES PAYABLE                                                               --      381,033           --
DEFERRED TAXES                                                         854,673           --    1,211,634
                                                                    ----------   ----------   ----------
                                                                    26,130,508    4,154,681    7,819,551
                                                                    ----------   ----------   ----------
MINORITY INTEREST                                                           --           --      (11,141)
COMMITMENTS AND CONTINGENCIES [notes 8 AND 9]
STOCKHOLDERS' EQUITY
Authorized
  5,000,000 preferred shares without par value
  100,000,000 common shares with par value of $0.0001
Issued and paid-up 9,194,111, 4,083,615 and 4,908,072                    3,401        2,042        2,018
  shares issued and outstanding at September 30, 1999,
  September 30, 1998 and December 31, 1998, respectively
To be issued                                                                --      732,706       50,000
Exchangeable shares                                                         --           --    2,550,000
Capital in excess of par value                                      13,847,351    7,133,899    6,437,640
Contributed surplus                                                 14,636,300    1,205,357    1,224,668
Cumulative translation adjustment                                     (183,107)          --      (96,468)
Deficit                                                            (29,299,358)  (5,816,917)  (7,330,457)
                                                                   -----------   ----------   ----------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIENCY)                               (995,413)   3,257,087    2,837,401
                                                                   -----------   ----------   ----------
                                                                    25,135,095    7,411,768   10,645,811
                                                                   -----------   ----------   ----------

See accompanying notes

                                FUTURELINK CORP.


       CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT AND COMPREHENSIVE LOSS
                         (All amounts stated in $U.S.)



                                                 3 MONTH PERIOD ENDED       9 MONTH PERIOD ENDED
                                                     SEPTEMBER 30               SEPTEMBER 30
                                                ------------------------  -------------------------
                                                   1999         1998          1999         1998
                                                     $            $             $            $
                                               -----------   -----------  -----------  ------------
                                               (unaudited)   (unaudited)  (unaudited)   (unaudited)
REVENUE                                          1,581,642      622,854     5,036,715      622,854
                                               -----------   ----------   -----------   ----------
EXPENSES
Hardware and software purchases                    510,761      143,991     1,332,891      143,991
Contracts, payroll and benefits                  2,236,508    2,527,457     5,460,470    2,527,457
Accounting and legal                               184,737        5,351       331,584       45,509
Consulting expenses                                996,946           --     1,888,185           --
Advertising and promotion                          743,819           --     1,002,704           --
General and administrative and other             1,217,061       50,190     2,798,564       81,108
Bad debt expense                                   417,332           --       509,836           --
Provision for inventory valuation                   95,393           --        95,393           --
                                               -----------   ----------   -----------   ----------
Loss before interest, taxes, depreciation,
and amortization                                (4,820,915)  (2,104,135)   (8,382,912)  (2,175,211)
                                               -----------   ----------   -----------   ----------
Interest expense                                   473,139    1,232,912     7,879,282    1,232,912
Amortization of deferred financing fees and
debt discount                                    1,868,465           --     3,334,982           --
Depreciation                                       172,012        6,396       522,262        6,396
Amortization of intangible assets                  460,515      160,460     1,421,035      160,460
                                               -----------   ----------   -----------   ----------
Loss from operations                            (7,795,046)  (3,503,903)  (21,540,473)  (3,574,979)
                                               -----------   ----------   -----------   ----------
Interest Income                                     59,164           --        59,164           --
Extinguishment of debt [note 5a]                        --           --      (844,552)          --
Equity in loss of affiliate [note 3a]                   --     (395,963)           --     (807,279)
                                               -----------   ----------   -----------   ----------
                                                    59,164     (395,963)     (785,388)    (807,279)
                                               -----------   ----------   -----------   ----------
LOSS BEFORE INCOME TAXES                        (7,735,882)  (3,899,866)  (22,325,861)  (4,382,258)
Deferred tax benefit                               118,987       15,504       356,960       15,504
                                               -----------   ----------   -----------   ----------
NET LOSS FOR THE PERIOD                         (7,616,895)  (3,884,362)  (21,968,901)  (4,366,754)
OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation adjustment            (27,143)          --        86,639           --
                                               -----------   ----------   -----------   ----------
COMPREHENSIVE LOSS                              (7,644,038)  (3,884,362)  (21,882,262)  (4,366,754)
                                               -----------   ----------   -----------   ----------
DEFICIT, BEGINNING OF PERIOD                   (21,682,463)  (1,932,555)   (7,330,457)  (1,450,163)
DEFICIT, END OF PERIOD                         (29,299,358)  (5,816,917)  (29,299,358)  (5,816,917)
                                               -----------   ----------   -----------   ----------
LOSS PER COMMON SHARE                          $     (1.00)  $    (0.79)  $     (3.36)  $    (1.61)
                                               -----------   ----------   -----------   ----------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    7,594,083    3,059,686     6,534,575    2,715,793
                                               -----------   ----------   -----------   ----------

The above statement gives retroactive effect to share consolidations of 5 to 1 on June 1, 1999.

See accompanying notes

                                FUTURELINK CORP.


                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                         (All amounts stated in $U.S.)


(UNAUDITED)                                                                         COMMON STOCK        TO BE ISSUED
                                                                                   SHARES       $           SHARES
BALANCE, DECEMBER 31, 1997                                                         2,040,700     1,020            --
 Issuance of shares on acquisition of  46% of FutureLink Alberta [note 3a]           308,000       154            --
 Issuance of share capital for cash                                                   51,163        26            --
 Issuance of share capital to employees, officers and directors of the company       700,000       350            --
 Shares issued upon conversion of convertible debt                                   133,752        67            --
 Issuance of exchangeable shares on acquisition of SysGold [note 3b]                 850,000        --            --
BALANCE SEPTEMBER 30, 1998                                                         4,083,615     1,617            --
 Shares issued on conversion of loan                                                 225,448       113            --
 Issuance of shares on acquisition of  50.4% of FutureLink Alberta [note 3a]         334,755       167            --
 Shares issued upon conversion of convertible debt                                   241,203       121            --
 Shares to be issued for services                                                     23,051        --        50,000
                                                                               -------------  -------- -------------
BALANCE, DECEMBER 31, 1998                                                         4,908,072     2,018        50,000
--------------------------                                                     -------------  -------- -------------

                                                                                                   CAPITAL IN EXCESS OF
(UNAUDITED)                                                                   EXCHANGEABLE SHARES           PAR
                                                                                        $                    $
                                                                              -------------------  ----------------------
BALANCE, DECEMBER 31, 1997                                                                     --             1,425,211
 Issuance of shares on acquisition of  46% of FutureLink Alberta [note 3a]                     --               338,646
 Forgiveness of stockholder debt                                                               --                60,200
 Issuance of share capital for cash                                                            --               846,774
 Forgiveness of stockholder debt                                                               --                10,125
 Issuance of share capital to employees, officers and directors of the company                 --             2,117,150
 Shares issued upon conversion of convertible debt                                             --               201,632
 Share issue costs                                                                             --               (81,889)
 Financing fees associated with converted debentures                                          --               (44,525)
BALANCE SEPTEMBER 30, 1998                                                              2,550,000                    --
 Shares issued on conversion of loan                                                           --               732,538
 Issuance of shares on acquisition of  50.4% of FutureLink Alberta [note 3a]                   --               663,960
 Shares issued upon conversion of convertible debt                                             --               304,921
 Shares to be issued for services                                                              --                    --
 Shares issue costs                                                                            --              (137,103)
                                                                              -------------------   --------------------
BALANCE, DECEMBER 31, 1998                                                              2,550,000             6,437,640
--------------------------                                                    -------------------   --------------------

                                                                                                     SHARE PURCHASE
(UNAUDITED)                                                                    CONTRIBUTED SURPLUS      WARRANTS
                                                                                         $               SHARES
                                                                              ---------------------- ---------------
BALANCE, DECEMBER 31, 1997                                                                      --               --
 Issuance of share capital for cash                                                             --           51,163
 Warrants issued with issuance of convertible debentures [note 5a]                         562,500          208,334
 Equity component of convertible debentures [note 5a]                                      777,143               --
 Equity component of financing fees                                                       (75,600)               --
 Equity component of financing fees                                                       (39,375)               --
BALANCE SEPTEMBER 30, 1998                                                                      --          259,497
 Shares issued on conversion of loan                                                            --          225,448
                                                                                       -----------    -------------
BALANCE, DECEMBER 31, 1998                                                               1,224,668          484,945
--------------------------                                                             -----------    -------------

                                FUTURELINK CORP.

                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                         (All amounts stated in $U.S.)

(UNAUDITED)                                                                           COMMON STOCK     TO BE ISSUED
                                                                                    -----------------  ------------
                                                                                     SHARES     $         SHARES
                                                                                    ---------  ------  ------------
BALANCE, DECEMBER 31, 1998                                                          4,908,072   2,018       50,000
 Additional shares due to rounding on common share reverse split                          227      --           --
 Shares issued on conversion of convertible debt [note 5a]                          1,197,054     599           --
 Issuance of shares on 3.6% acquisition of FutureLink Alberta [note 3a]                23,500      12           --
 Issuance of common stock for services                                                 41,652      32      (50,000)
 Issuance of common stock relating to exchange of exchangeable shares on
  acquisition of SysGold in 1998 [note 3b]                                                 --     424           --
 Issuance of common stock for interest [note 5a]                                       36,706      18           --
 Exercise of employee stock options                                                    27,500       3           --
 Shares issued on conversion of 8% convertible debt and accrued interest [note 6b]    355,836      36           --
 Shares issued on conversion of 10% convertible debt and accrued interest [note 6a]    27,431       2           --
 Shares issued on conversion of convertible debt [note 5c]                          2,291,221     229           --
 Exercise of warrants [note 5a]                                                        52,083       5           --
 Shares issued under loan agreement [note 4]                                          232,829      23           --
                                                                                    ---------  ------  -----------
BALANCE, SEPTEMBER 30, 1999                                                         9,194,111   3,401           --
---------------------------                                                         ---------  ------  -----------

                                                                                                       CAPITAL IN EXCESS
(UNAUDITED)                                                                       EXCHANGEABLE SHARES        OF PAR
                                                                                          $                     $
                                                                                  ------------------   -------------------
BALANCE, DECEMBER 31, 1998                                                                 2,550,000             6,437,640
 Shares issued on conversion of convertible debt [note 5a]                                        --             1,560,887
 Financing fees associated with converted debentures                                              --               (96,834)
 Discount associated with converted debentures                                                    --               (26,747)
 Issuance of shares on 3.6% acquisition of FutureLink Alberta [note 3a]                           --                42,288
 Issuance of common stock for services                                                            --               124,968
 Issuance of common stock relating to exchange of exchangeable shares on
  acquisition of FL/SysGold in 1998 [note 3b]                                             (2,550,000)            2,549,576
 Issuance of common stock for interest [note 5a]                                                  --                76,347
 Exercise of employee stock options                                                               --               100,622
 Shares issued on conversion of 8% convertible debt and accrued interest [note 6b]                --               537,278
 Financing fees and debt discount associated with converted debentures                            --               (38,619)
 Shares issued on conversion of 10% convertible debt and accrued interest [note 6a                --                55,125
 Shares issued on conversion of convertible debt [note 5c]                                        --             2,302,244
 Financing fees and debt discount associated with converted debentures                            --              (444,673)
 Exercise of warrants [note 5a]                                                                   --                65,099
 Shares issued under loan agreement [note 4]                                                      --             1,999,977
 Finance fees associated with convertible debt issuance [note 5b]                                 --             1,392,592
 Share issue costs                                                                                --                (5,262)
                                                                                  ------------------   -------------------
BALANCE, SEPTEMBER 30, 1999                                                                       --            13,847,324
---------------------------                                                       ------------------   -------------------

                                                                                                          SHARE PURCHASE
(UNAUDITED)                                                                       CONTRIBUTED SURPLUS         WARRANTS
                                                                                  -------------------  --------------------
                                                                                          $                    SHARES
                                                                                  ------------------   --------------------
BALANCE, DECEMBER 31, 1998                                                                 1,224,668               484,945
 Equity components of 10% convertible debentures [note 5a]                                   911,990                    --
 Warrants issued with issuance of convertible debentures [note 5a]                           129,500               129,534
 Equity component of financing fees                                                          (91,194)                   --
 Warrants issued with issuance of 10% convertible debentures [note 6b]                        20,000               150,621
 Equity component of 8% convertible debentures [note 6b]                                     125,000                    --
 Warrants issued with issuance of 8% convertible debentures [note 6b]                         35,847                26,553
 Warrants issued with issuance of convertible debentures under amended agreement
  [note 5a]                                                                                1,200,000               862,132
 Equity component of 10% convertible debentures under amended agreement
  [note 5a]                                                                                1,015,000                    --
 Warrants issued with issuance of 8% senior subordinated convertible promissory
  notes [note 5c]                                                                          3,126,620             4,019,250
 Equity component of 8% senior subordinated convertible promissory notes
  [note 5c]                                                                                4,911,880                    --
 Warrants issued as placement fee on issuance of 8% senior subordinated
  convertible promissory note [note 5c]                                                    1,800,000             2,000,000
 Placement fee attributable to equity component of 8% senior subordinated
  convertible promissory notes [note 5c]                                                  (1,800,000)                   --
 Warrants issued for advisory services [note 8]                                            1,800,000             2,000,000
 Warrants issued for advisory services [note 8]                                               40,320                45,600
 Warrants issued for advisory services [note 8]                                              228,950                95,000
 Finance fees attributable to equity component of 8% senior subordinated
  convertible promissory notes [note 5c]                                                    (159,722)                   --
 Equity component of 10% convertible debentures [note 5d]                                     79,821                    --
 Warrants issued with issuance of 10% convertible debentures [note 5d]                        41,800                44,505
 Financing fees associated with 10% convertible debentures [note 5d]                          (4,180)                   --
 Exercise of warrants [note 5a]                                                                   --               (52,083)
 Shares issued under loan agreement [note 4]                                                      --                    --
 Issuance of 8% senior subordinated convertible promissory notes [note 5b]                        --             2,475,000
                                                                                  ------------------  --------------------
BALANCE, SEPTEMBER 30, 1999                                                               14,636,300            12,281,057
                                                                                  ------------------  --------------------

                                FUTURELINK CORP.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (All amounts
                                stated in $U.S.)

                                                                       3 MONTH PERIOD ENDED              9 MONTH PERIOD ENDED
(UNAUDITED)                                                               SEPTEMBER 30                       SEPTEMBER 30
                                                                    ---------------------------       ---------------------------
                                                                       1999             1998            1999            1998
                                                                         $                $               $               $
                                                                    ----------        ---------      -----------      ----------
                                                                    (unaudited)      (unaudited)      (unaudited)     (unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period                                             (7,616,895)      (3,884,362)     (21,968,901)     (4,366,754)
Adjustments to reconcile net loss to net cash provided by
   operating activities
     Equity in loss of affiliate [note 3b]                                --            395,963             --           807,279
     Non cash interest expense                                          86,374        1,205,357        7,321,543       1,205,357
     Non cash consulting expense                                          --               --            125,000            --
     Non cash expenses included with contracts, payroll and
       benefits expense                                                   --          2,114,000             --         2,114,000
     Depreciation                                                      172,012          166,856          522,262           6,396
     Amortization of deferred financing fees and debt discount       1,868,465             --          3,334,982            --
     Amortization of intangible assets                                 460,515             --          1,421,035         160,460
     Forgiveness of loan                                               250,000             --            250,000            --
     Extinguishment of debt                                               --               --            432,952            --
     Other                                                              51,545             --            (13,391)           --
     Deferred tax recovery                                            (118,987)            --           (356,961)           --
                                                                    ----------        ---------      -----------      ----------
                                                                    (4,846,971)          (2,186)      (8,931,479)        (73,262)
Changes in non-cash working capital                                  1,916,185         (572,888)         651,487        (571,839)
Other                                                                  (58,376)            --            (58,376)           --
                                                                    ----------        ---------      -----------      ----------
Net cash flows used in operating activities                         (2,989,162)        (575,074)      (8,338,368)       (645,101)
                                                                    ----------        ---------      -----------      ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
Advances to FutureLink Distribution Corp. (Alberta)                       --           (353,104)            --        (1,694,879)
Capital assets purchased                                              (478,711)         (20,266)      (2,022,488)        (20,266)
Cash advances to equity investee [note 3]                                 --         (2,019,149)            --        (2,019,149)
Proposed acquisitions [note 2]                                      (2,084,786)            --         (3,304,975)           --
Other                                                                     --               --           (125,193)           --
Changes in non-cash working capital                                     38,527             --           (250,924)           --
                                                                    ----------        ---------      -----------      ----------
Net cash flows used in investing activities                         (2,524,970)      (2,392,519)      (5,703,580)     (3,734,294)
                                                                    ----------        ---------      -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received/(paid) under demand credit facility                     (638,945)         564,754         (819,217)        564,754
Issuance of common stock                                                  --               --               --           764,885
Exercise of employee stock options                                      98,825             --            100,625            --
Exercise of warrants                                                    65,104             --             65,104            --
Share issue costs                                                         --               --             (5,262)           --
Repayment of capital lease obligations                                 (12,900)            --            (30,604)           --
Issuance of 8% convertible debentures net of issue costs                  --               --          2,925,000            --
   [note 5a]
Repayment of 8% convertible debentures [note 5a]                          --               --         (1,470,000)           --
Repayment of 10% convertible debentures [note 6a]                         --               --           (218,725)           --
Issuance of 8% senior subordinated convertible debentures net
   of issue costs [note 5c]                                               --               --          7,258,327            --
Issuance of 8% senior subordinated convertible debentures net
   of issue costs [note 5b]                                         13,607,408             --         13,607,408            --
Issuance of 10% convertible debentures net of issue costs                 --          2,025,000          247,500       2,025,000
   [note 5d]
Issuance of 8% convertible debentures net of issue costs                  --               --            490,000            --
   [note 6b)
Issuance of note payable net of issue costs                               --               --            125,000            --
Issuance of promissory note                                               --               --            150,000            --
Repayment of promissory note                                              --               --           (150,000)           --
Repayment of note payable                                                 --               --           (381,033)           --
Other financing fees                                                   (48,311)            --           (137,311)           --
Advances from stockholders                                                --            377,907             --         1,024,824
Changes in non-cash working capital                                       --               --             93,085            --
                                                                    ----------        ---------      -----------      ----------
Net cash flows received from financing activities                   13,071,181        2,967,661       21,849,897       4,379,463
                                                                    ----------        ---------      -----------      ----------
INCREASE IN CASH                                                     7,557,049               68        7,807,949              68
Cash, beginning of period                                              257,551             --              6,651            --
                                                                    ----------        ---------      -----------      ----------
CASH, END OF PERIOD                                                  7,814,600               68        7,814,600              68
                                                                    ----------        ---------      -----------      ----------

                             See accompanying notes

                                FUTURELINK CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



September 30, 1999 and 1998
(unaudited)




1. BASIS OF PRESENTATION

The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation for the periods being presented.

The following notes to the financial statements give retroactive effect to the reverse stock split of 5 to 1 on June 1, 1999.

2. PROPOSED ACQUISITIONS

As at September 30, 1999, the Company paid the following amounts relating to deposits and acquisition costs on the proposed acquisitions of Executive LAN Management, Inc. ("Micro Visions"), CN Networks, Inc. ("CNI"), and Async Technologies, Inc. ("Async"):


                          Deposit    Acquisition Costs    Total
                             $              $               $
                         ----------  -----------------  ---------
Micro Visions             2,000,000            268,235  2,268,235
CNI                         390,000             20,665    410,665
Async                       600,000             26,075    626,075
                         ----------  -----------------  ---------
                         $2,990,000            314,975  3,304,975
                         ----------  -----------------  ---------

A)  PROPOSED ACQUISITION OF MICRO VISIONS

On June 2, 1999, the Company signed an Agreement and Plan of Reorganization and Merger with Micro Visions. The agreement provided for a merger of the Company with Micro Visions such that all of Micro Visions' outstanding stock shall be sold to the Company in exchange for $12,000,000 cash and 6,000,000 common shares, as well as contingent consideration of 2,400,000 common shares subject to the achievement of certain targets. On October 15, 1999 all conditions set forth in the Agreement had been satisfied or waived and the merger was completed.

The additional share consideration is based upon the achievement of the following performance criteria as described in the agreement for the period from January 1, 1999 to December 31, 1999 of which items ii) and iii) have been achieved thus far

i) 1,200,000 common shares to be issued if Micro Visions achieves sales in excess of $18,000,000;

ii) 720,000 common shares to be issued if Micro Visions enlists 100 new customers; and

iii) 480,000 common shares to be issued if Micro Visions installs and integrates at least 200 new servers.

Upon signing the agreement, a deposit of $1,000,000 was paid by the Company for the purchase of Micro Visions. As per the agreement, a further $500,000 deposit was paid on each of July 31, 1999, and August 31, 1999.

The Company has incurred costs relating to this proposed acquisition of $268,235 to September 30, 1999.

                                FUTURELINK CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



September 30, 1999 and 1998
(unaudited)




The acquisition will be accounted for by the purchase method. The purchase price will be allocated to the net assets acquired based on their estimated fair values. As at September 30, 1999, the purchase allocation would be as follows:


                                                                   $
                                                              ----------
NET ASSETS ACQUIRED
Working capital deficiency                                      (454,713)
Capital and other assets                                       1,063,831
Goodwill                                                      51,815,555
                                                              ----------
NET ASSETS ACQUIRED                                           52,424,673
                                                              ==========
CONSIDERATION:
Cash                                                          12,000,000
Common shares                                                 40,049,673
Estimated acquisition costs                                      375,000
                                                              ----------
                                                              52,424,673
                                                              ==========


The amounts referred to in ii) and iii) above have been achieved and this additional consideration has been recorded as part of the purchase price allocation. The remaining consideration has not been reflected, as the outcome of the contingency cannot be reasonably determined at this time. The additional share consideration will be recorded as additional purchase price consideration (goodwill) if and when it becomes payable.

On October 15, 1999, the acquisition was completed. 7,200,000 shares were issued including 6,000,000 purchase shares, 1,200,000 performance shares (refer to ii) and iii)), and the remaining $10,000,000 cash was paid.

B)   PROPOSED ACQUISITION OF CNI

On September 7, 1999, the Company entered into an Agreement and Plan of Reorganization and Merger with CNI. The Agreement provides for a merger of CNI with the Company such that all of CNI's outstanding stock shall be sold to the Company in exchange for $3,900,000 cash and 1,181,816 common shares. On
November 5, 1999 all conditions set forth in the Agreement had been satisfied or waived and the merger was completed.

Upon signing the agreement, a deposit of $390,000 was paid by the Company for the purchase of CNI.

The Company has incurred costs relating to this proposed acquisition of $20,664 to September 30, 1999.

The acquisition will be accounted for by the purchase method. The purchase price will be allocated to the net assets acquired based on their estimated fair values. As at November 5, 1999, the date of close, the purchase allocation would be as follows:

                                FUTURELINK CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



September 30, 1999 and 1998
(unaudited)



                                                                 $
                                                             ----------
NET ASSETS ACQUIRED
Working capital                                                 444,126
Capital and other assets                                         76,626
Goodwill                                                     13,004,248
                                                             ----------
NET ASSETS ACQUIRED                                          13,525,000
                                                             ==========
CONSIDERATION:
Cash                                                          3,900,000
Common shares of FutureLink                                   9,100,000
Estimated acquisition costs                                     525,000
                                                             ----------
                                                             13,525,000
                                                             ==========

On November 5, 1999, the acquisition was completed; 1,181,816 shares were issued and the remaining $3,510,000 cash was paid.

C)   PROPOSED ACQUISITION OF ASYNC

On September 7, 1999, FutureLink entered into an Agreement and Plan of Reorganization and Merger with Async and Async Technical Institute, Inc. ("ATII"). The Agreement provides for an initial merger between Async and ATII, with Async being the surviving entity, and then a subsequent merger of Async with the Company such that Async's outstanding stock shall be sold to the Company in exchange for $6,000,000 cash and 1,298,705 common shares. The merger is to take place after all conditions are satisfied and is to be no later than November 30, 1999.

Upon signing the agreement, a deposit of $600,000 was paid by the Company for the purchase of Async.

The Company has incurred costs relating to this proposed acquisition of $26,075 to September 30, 1999.

The acquisition, upon completion will be accounted for by the purchase method. The purchase price will be allocated to the net assets acquired based on their estimated fair values. As at September 30, 1999, the purchase allocation would be as follows:

                                FUTURELINK CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



September 30, 1999 and 1998
(unaudited)





                                                                  $
                                                             ----------
NET ASSETS ACQUIRED
Working capital deficiency                                     (331,424)
Capital and other assets                                        135,077
Goodwill                                                     16,721,347
                                                             ----------
NET ASSETS ACQUIRED                                          16,525,000
                                                             ==========
CONSIDERATION:
Cash                                                          6,000,000
Common shares                                                10,000,000
Estimated acquisition costs                                     525,000
                                                             ----------
                                                             16,525,000
                                                             ==========

The pro forma third party revenues for the nine month period ended September 30, 1999 including the Company, Micro Visions and CNI are $27,302,000.

                                FUTURELINK CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



September 30, 1999 and 1998
(unaudited)



3.  INVESTMENTS

A)  FUTURELINK DISTRIBUTION CORP. (ALBERTA)

On January 20, 1998 the Company issued 308,000 common shares in exchange for 1,540,000 common shares (46%) of FutureLink Alberta. The total value ascribed to the investment was $15,400.

As at September 30, 1998, the Company had advanced FutureLink Alberta $1,694,879. This amount was non-interest bearing and had no repayment terms. The Company's investment in FutureLink Alberta at September 30, 1998 was as follows:

                                                                  $
                                                              ---------
308,000 common shares                                           15,400
Advances to equity investee                                  1,694,879
Equity loss in investee                                       (807,279)
                                                              ---------
                                                               903,000
                                                              =========

Effective November 23, 1998, the Company issued 334,755 common shares in exchange for an additional 1,673,775 common shares (50.4%) of FutureLink Alberta. The total value ascribed to the investment was $987,527. The 334,755 shares were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933.

As a result of these two transactions the Company acquired 96.4% of FutureLink Alberta for a total purchase price of $1,059,145, including acquisition costs of $56,218. Net assets acquired were as follows:

                                                                $
                                                            ---------
NET ASSETS ACQUIRED
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
                                                            =========

From January 20, 1998 to November 23, 1998 the Company's share in FutureLink Alberta's losses accounted for using the equity method, were $860,131. The Company's share in FutureLink Alberta's losses for the three and nine month periods ended September 30, 1998 were $395,963 and $807,279, respectively. FutureLink Alberta was consolidated from November 24, 1998 to December 31, 1998.

                                FUTURELINK CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



September 30, 1999 and 1998
(unaudited)



On February 26, 1999, FutureLink Alberta became a wholly owned subsidiary when the Company purchased the remaining 117,500 shares (3.6%) of FutureLink Alberta through the issuance of 23,500 common shares.

B) RIVERVIEW MANAGEMENT CORPORATION

Effective August 24, 1998, the Company acquired all of the outstanding shares of Riverview Management Corporation ("SysGold"), an information technology outsourcing and services firm. The consideration for the purchase, totalling $5,003,887, including acquisition costs of $53,705, consisted of a cash payment of $2,019,149, promissory notes payable for $381,033 ($585,000 Canadian) payable on demand on or before 90 days after August 24, 1998, and 850,000 exchangeable common shares of the Company with an ascribed value of $2,550,000. The common shares issued are exchangeable shares in SysGold which are
convertible at any time into shares of the Company on a one to one basis.   The
acquisition was accounted for using the purchase method. Net assets acquired were as follows:

                                                                 $
                                                            ----------
NET ASSETS ACQUIRED
Non cash working capital deficiency                           (179,251)
Capital assets                                                 135,291
Goodwill                                                     3,275,687
Employee and consultants base                                3,200,000
Deferred tax liability                                      (1,427,840)
                                                            ----------
NET ASSETS ACQUIRED                                          5,003,887
                                                            ----------

As at December 31, 1998, the promissory notes of $381,033 ($585,000 Canadian) remain outstanding along with accrued interest of $6,762. During 1999, these notes were paid in full and the 850,000 exchangeable shares were exchanged for common shares.

The results of operations for FL/SysGold are consolidated as of August 24, 1998.

4.   LOAN RECEIVABLE

On August 1, 1999, the Company entered into an agreement with an executive of the Company. In accordance with the terms of the agreement, the Company loaned $2,000,000 to the executive which was then used by the executive to purchase 232,829 common shares of the Company. The common stock are escrowed. On October 1, 1999, 29,129 shares were released from escrow. An additional 29,100 shares will be released from escrow on a quarterly basis commencing January 1, 2000.
So long as the executive remains employed by the Company, $250,000 of the principal amount of the loan shall be forgiven on a quarterly basis, commencing on October 1, 1999.

The loan bears interest at 5.625% per year. Interest is payable annually on each anniversary date of August 1; however should the executive be employed at the end of each annual period, the interest will be forgiven at such time. Interest earned by the Company for both the three and nine month period ended September 30, 1999 was $18,750.

During the three month and nine month periods ending September 30, 1999, the Company recognized $250,000 as salary expense relating to the services received from the employee in relation to the loan agreement.

                                FUTURELINK CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



September 30, 1999 and 1998
(unaudited)




5.   CONVERTIBLE DEBENTURES

                                           SEPTEMBER 30, 1999  December 31, 1998
                                                   $                   $
                                           ------------------  -----------------
LONG TERM
10% TK convertible debentures (a)                   1,678,344          2,153,457
8% Senior subordinated convertible
promissory notes (b)                               15,000,000                  -
8% Senior subordinated convertible
promissory notes (c)                                5,259,043                  -
8% convertible debentures (d)                         232,979                  -
                                           ------------------  -----------------
                                                   22,170,366          2,153,457
                                           ------------------  -----------------

A) 10% TK CONVERTIBLE DEBENTURES

                                   SEPTEMBER 30, 1999  December 31, 1998
                                           $                  $
                                   -----------------   ----------------
Principal                                  2,500,000          2,220,000
Discount on debt                            (977,830)                 -
Deferred financing fee                             -           (222,073)
Accrued interest                             156,174            155,530
                                   -----------------   ----------------
NET BALANCE AT SEPTEMBER 30, 1999          1,678,344          2,153,457
                                   -----------------   ----------------

During 1998 the Company entered into a 10% convertible debenture agreement with Thomson Kernaghan & Co. Ltd. as agent, to provide up to $5,000,000 of financing. The financing included the issuance of 208,334 share purchase warrants. In February, 1999 the company amended the terms of the 10% TK convertible debentures which increased the total financing from $5,000,000 to $6,000,0000. An additional 129,534 warrants were also issued which were recorded to contributed surplus at a value of $129,500 based on the fair value of the warrants.

Of the total principal amount of the debentures of $6,000,000, a total of $1,689,133 has been attributed to the intrinsic value of the conversion option. Of this amount, $911,990 relates to debentures received during the nine months to September 30, 1999. The amount attributed to the conversion option has been included in interest on long term debt as the conversion option was exercisable upon issuance.

During 1999, $1,500,000 of the convertible debentures, together with $61,486 of accrued interested, were converted into 1,197,054 common shares.

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

                                FUTURELINK CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



September 30, 1999 and 1998
(unaudited)



During the nine month period ended September 30, 1999, an amount of $844,552 has been recorded as a loss on extinguishment of debt and includes $259,318 unamortized finance fees and $173,634 unamortized debt discount associated with the prior debt, as well as $411,600 relating to the cost of settling $1,470,000 of debt. In addition, an amount of $1,015,000 attributable to the intrinsic value of the conversion feature of the amended debt has been included as interest expense with a corresponding credit to contributed surplus as the conversion option was exercisable upon issuance.

An amount of $1,200,000 has been included in contributed surplus as the estimated value attributed to the 1,200,000 warrants as they were exercisable upon issuance. The amount is being amortized over the remaining life of the debentures of which $221,170 has been amortized to September 30, 1999. The warrants expire August 20, 2001.

The Company may prepay any or all of the outstanding principal amounts at any time, upon thirty days' notice, subject to the holders' right to convert into common shares. At the debenture holders' election, interest can be settled in common stock of the Company based on market prices. During the nine month period ended September 30, 1999, the Company issued 36,706 shares as payment for $76,365 of accrued interest.

During the three month period ended September 30, 1999, 52,083 common shares were issued on the exercise of 52,083 warrants.

B) 8% SENIOR SUBORDINATED CONVERTIBLE PROMISSORY NOTES

                                                           SEPTEMBER 30, 1999
                                                                    $
                                                           ------------------
Principal                                                          15,000,000
                                                           ------------------
NET BALANCE AT SEPTEMBER 30, 1999                                  15,000,000
                                                           ------------------

On July 27, 1999, the Company completed a closing of 8% senior subordinated convertible promissory notes and warrants for gross proceeds of $15,000,000. The Notes are due on the earlier of (i) July 19, 2001; (ii) the consummation of a public offering of the Company's securities; (iii) the completion of a private placement resulting in gross proceeds of at least $15,000,000; and (iv) the consummation of a merger, combination or the sale of substantially all of the Company's assets, or the purchase by a single entity or person of more than 50% of the Company's voting stock. The Notes are convertible into common stock at an exercise price of $8.50 per common share. However, if prior to maturity, the Company completes a private placement of debt or equity securities resulting in gross proceeds of $15,000,000, and the terms of this subsequent placement are acceptable to the agent and the noteholders, the Notes will automatically convert as payment for an investment into the securities sold in the subsequent conversion, and will be converted at the same price and terms as that private placement.

Interest on the Notes is payable semi-annually commencing January 31, 2000.

In addition, 2,250,000 warrants were issued to note holders to purchase common stock at an exercise price of $8.50 per common share. The warrants are exercisable until July 27, 2001; however, they are callable at the option of the Company on 30 days' notice if (i) the average closing bid price of the Company's common stock for 20 consecutive trading days exceeds $17 and (ii) a registration statement covering the warrant shares has been declared effective by the Securities and Exchange Commission.

                                FUTURELINK CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



September 30, 1999 and 1998
(unaudited)



The Company paid $1,350,000 cash and issued 225,000 warrants to the placement agent as a finance fee. These warrants are exercisable at $8.50 per share and
expire July 27, 2001.   Additional issue costs of $42,592 were incurred.

The 2,475,000 warrants issued under this offering were recorded as a component of equity since the notes will automatically convert into the securities of a subsequent offering. Accordingly, a net amount of nil has been recorded to capital in excess of par.

Subsequent to September 30, 1999, the $15,000,000 promissory notes converted into, and thereby obtained the same terms and conditions as that of a subsequent private equity offering. As a result, the notes converted into 2,727,273 common shares at $5.50 per share. In addition, an additional 711,818 warrants were issued to former noteholders at an exercise price of $8.50 per share.

C) 8% SENIOR SUBORDINATED CONVERTIBLE PROMISSORY NOTES

                                                        SEPTEMBER 30, 1999
                                                                    $
                                                        ------------------
Principal                                                        5,736,000
Discount on debt                                                  (383,164)
Deferred financing fee                                             (93,793)
                                                        ------------------
NET BALANCE AT SEPTEMBER 30, 1999                                5,259,043
                                                        ------------------

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

Upon entering into the agreement, the Company issued warrants to purchase 3,802,750 of common stock to the external holders of the debentures and 216,500 of common stock to directors and management of the Company. Common stock can be purchased at $1.25 per share by external holders and at $1.50 per share by directors and management. The warrants expire on April 29, 2006 but may be redeemed at the option of the Company on 30 days' notice at a redemption price of $1.25 per warrant provided (i) a registration statement is declared effective by the Securities and Exchange Commission; and (ii) the average closing bid price of the

                                FUTURELINK CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



September 30, 1999 and 1998
(unaudited)



Company's common stock for 15 consecutive trading days exceeds $7.50. An amount of $3,126,620 has been included in contributed surplus as the estimated value of the warrants.

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

On August 20, 1999, $2,302,500 of the convertible promissory notes were converted into 2,291,221 common shares.

Subsequent to September 30, 1999, $5,090,500 notes were converted into 5,988,824 common shares. In addition, a further 269,556 common shares were issued to those noteholders which had converted on August 20, 1999 due to the notes having anti-dilution provisions. The subsequent issuance of securities at terms and conditions preferential to that of the promissory notes resulted in the additional common shares. These anti-dilution privileges also resulted in the remaining $645,500 unconverted notes having a conversion price of $0.89 for noteholders and $1.34 for management.

D)   10% CONVERTIBLE DEBENTURES

                                                        SEPTEMBER 30, 1999
                                                                 $
                                                        ------------------
Principal                                                          278,164
Discount on debt                                                   (36,180)
Deferred financing fee                                             (20,209)
Accrued interest                                                    11,204
                                                        ------------------
NET BALANCE AT SEPTEMBER 30, 1999                                  232,979
                                                        ==================

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

\
                                FUTURELINK CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



September 30, 1999 and 1998
(unaudited)




6.   SHARE CAPITAL

ISSUED
A) During the first quarter of 1999 the Company issued $301,241 10% convertible debentures, due on June 30, 1999 in exchange for stockholders advances of $289,264 ($440,000 Canadian) including interest existing at December 31, 1998.

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

   During the second quarter of 1999, the Company repaid $218,725 of the principal amount. In addition, $3,867 of accrued interest was forgiven by a noteholder. During the third quarter, $34,055 of principal and interest was repaid and $55,128 of principal and interest was converted into 27,431 common shares such that the full principal and interest relating to the note has been settled.

B) During the first quarter of 1999, the Company issued an aggregate of $500,000 8% convertible debentures, due February 28, 2002. An amount of $125,000 has been attributed to the intrinsic value of the conversion option and has been included in contributed surplus.

   Upon entering into the 8% convertible debenture agreement, the Company issued warrants to purchase 26,553 of common stock of the Company to the holder of the debentures. Common stock can be purchased at $1.88 per share. The warrants expire on February 28, 2001. An amount of $35,847 has been included in contributed surplus as the estimated value of the warrants.

   The Company paid a finance fee of $10,000 which had been amortized over the life of the convertible debentures.

   On August 21, 1999, $500,000 of principal and $37,314 of interest and other fees were converted into 355,836 common shares.

7.   BANK INDEBTEDNESS

A subsidiary of the Company has a demand credit facility with a Canadian chartered bank for $2,100,000 Canadian for which the Company has provided a guarantee and postponement of claim. The facility provides for a first floating charge over all assets of the subsidiary as well as an assignment of the shares of the subsidiary. Interest on the facility is based on a range of the bank's prime rate plus 1% to the bank's prime rate plus 3% depending on the subsidiary`s debt to equity ratio.

                                FUTURELINK CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



September 30, 1999 and 1998
(unaudited)


8.   COMMITMENTS

A) On May 1, 1999 the Company entered into an agreement in which the Company retained an advisor for a period of one year. Compensation for the services received under the agreement include payment of $5,000 per month and issuance of 2,000,001 warrants exercisable at $1.25 per common share. An amount of $1,800,000 has been included in contributed surplus as the estimated value of the warrants. The issuance of the warrants has been recorded as a prepaid expense and is being amortized over the life of the agreement.

B) On April 1, 1999 the Company issued 45,600 warrants relating to an agreement which provides for advisory services to the Company for a period of one year commencing December 1, 1998. An amount of $40,320 has been included in contributed surplus as the estimated value of the warrants. The warrants are exercisable at $2.35 per common share and expire on December 31, 2001. In addition, 95,000 warrants were issued to the advisor as compensation for services rendered relating to certain financing transactions. An amount of $228,950 has been included in contributed surplus as the estimated value of the warrants. Of this amount, $159,722 has been charged to contributed surplus as the amount attributable to the equity component of the related financing. The balance has been recorded as a deferred financing fee against the related debt. These warrants are exercisable at $4.00 per common share and expire on April 29, 2002.

9.   CONTINGENCIES

A) A statement of claim has been filed against the Company in the amount of approximately $340,000 ($500,000 Canadian) plus costs. The statement of claim alleges that the Company made certain misrepresentations and interfered with contractual relations in respect of a sale transaction between two third parties involving the Company's common shares. The Company has entered into an indemnity agreement with a former principal of the Company whereby such former principal directs the action on behalf of the Company, bears the costs of legal counsel and agrees to indemnify the Company for any losses arising. Management believes the claim is without merit; consequently, no liability in respect of the claim has been recorded in the financial statements.

B) A statement of claim has been filed against the Company's subsidiary, FutureLink Alberta in the amount of $194,000 ($285,000 Canadian) plus costs seeking damages and loss of rent related to a purported lease agreement with respect to a building in Calgary, Alberta, Canada. The Company is counter claiming an amount of approximately $266,000 ($390,000 Canadian) against the claimant. The plaintiff has now leased the premises in question to a third party, thereby mitigating its alleged losses. However, it is impossible at this time for the Company to predict with any certainty the outcome of such litigation. Management believes the claim is without merit and will defend the Company's position vigorously. However, should the matter proceed to trial, costs may be in excess of $68,000 ($100,000 Canadian). These financial statements contain no provision for losses related to the claims.

                                FUTURELINK CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



September 30, 1999 and 1998
(unaudited)



C) A statement of claim was filed against the Company's subsidiary, SysGold (now merged into FutureLink Alberta) by TAP Consulting Ltd. in the amount of $102,000 ($150,000 Canadian). The claim seeks damages and loss of compensation relating to services provided to the Company. It is management's position that the claim is without merit. An indemnity agreement has been obtained from the previous stockholders of SysGold.

10.  LOSS PER SHARE

Loss per common share is loss for the period divided by the weighted average number of common shares outstanding after retroactive effect of the share consolidation. The effect on earnings per share of the exercise of options and warrants, and the conversion of the convertible securities is anti-dilutive.

11.  SUBSEQUENT EVENTS

A) On October 15, 1999, the Company completed the acquisition of Micro Visions. The remaining cash of $10,000,000 was paid and 7,200,000 common share were issued, including 1,200,000 common shares of contingent consideration which had been achieved. The remaining 1,200,000 common share contingent consideration will be paid if and when the remaining contingent criterion has been achieved.

B) On November 5, 1999, the Company completed the acquisition of CNI. The remaining cash of $3,510,000 was paid and 1,181,816 common shares were issued.

C) During October and November, 1999, the Company completed a private placement of $50,000,000 gross proceeds through the issuance of 9,090,909 common shares and 2,372,727 common share purchase warrants. The warrants are exercisable for up to five years at an exercise price of $8.50 per share. The company received $30,000,000 upon initial closing. $13,000,000 was received on November 5, 1999 after the satisfaction of conditions relating to the conversion of certain existing debt (see 10D). The remaining $7,000,000 was received on November 12, 1999.

     A finance fee of 6% or $3,000,000 was paid to the placement agent.
     The Company also issued 909,091 common share purchase warrants to the placement agent. The warrants are exercisable for up to five years at an exercise price of $8.50 per share. Additional cash issue costs are expected to be $1,000,000 for a total expected cash cost of $4,000,000.

D) During the fourth quarter, the $15,000,000 of 8% senior subordinated convertible promissory notes (see 5b) converted into 2,727,273 common shares. An additional 711,818 common share purchase warrants were also issued. The warrants are exercisable for up to five years at an exercise price of $8.50 per common share.

E) Subsequent to September 30, 1999, 5,988,824 common shares were issued in relation to the conversion of $5,090,500 of 8% senior subordinated convertible promissory notes (see 5c). In addition, 3,517,933 common shares were issued on the exercise of 3,696,500 warrants primarily on a non cash basis. These warrants were issued in connection with the original issuance of the promissory notes.

F) Subsequent to September 30, 1999, 3,799,974 shares were issued on a non cash basis relating to the exercise of 4,000,001 warrants. These warrants included 2,000,000 issued as a placement fee in relation to the issuance of 8% senior subordinated convertible promissory notes (see note 5c), as well as 2,000,000 issued for advisory services (see note 8).

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

OVERVIEW

FutureLink, The Computer Utility Company[TM], is a founder of the Application Service Provider (ASP) industry and a founding member of the ASP Industry Consortium. The company has the largest installed base of application hosting platforms with thousands of customers worldwide.

FutureLink's Application Hosting Services Division provides businesses with off-site, Internet-based computing, allowing subscribers to escape costly hardware/software upgrade cycles, precisely control total cost of technology ownership and focus on their core businesses. The division offers customers an all-inclusive, trouble-free ASP service at a predictable price and provides computing service as transparently and reliably as today's utilities deliver electricity, water and telephone service.

The Company's Application Hosting Platforms Division builds application server farms and provides Citrix application server software integration services. With Application Hosting Platform solutions, FutureLink customers manage their own server farms, and provide ASP services to users with their own IT staff and FutureLink consultants.

FutureLink transacts business through the following subsidiaries: (i) a 100% interest in FutureLink Distribution Corp. (an Alberta corporation) ("FutureLink Alberta") located in Calgary, Alberta, Canada; (ii) a 100% interest in FutureLink Micro Visions Corp. (a Delaware corporation) located in Irvine, California (acquired October 15, 1999); and (iii) a 100% interest in FutureLink Pleasanton Corp., a Delaware corporation, located in Pleasanton, California (acquired November 5, 1999). (please see "Recent Developments - Acquisition of Micro Visions" and "Recent Developments - Acquisition of CNI", below).

During the period from June 1, 1999 to November 15, 1999, FutureLink raised $65,000,000 of financing. This includes $15,000,000 of convertible promissory notes, subsequently converted into 2,727,273 common shares, and $50,000,000 of equity, or 9,090,909 common shares.

In the first quarter of 1999, FutureLink was funded with $775,000 of additional gross convertible debt and debt financing to fund operations and capital investments as well as amending an existing $5,000,000 facility to a $6,000,000 package. Funding received during 1999 under this amended facility totaled $3,250,000. In the second quarter of 1999, the Company secured an additional $8,038,500 (gross) of convertible debt financing, again for operations and capital investments. In late July, 1999 FutureLink closed the additional $15,000,000 (gross) of convertible debt financing. In October and early November 1999, the Company closed the $50,000,000 gross proceeds of a common stock equity financing, with warrants. The raising of capital has been a key focus of the Company during the first ten months of 1999.


FINANCIAL POSITION

SEPTEMBER 30, 1999 VS. DECEMBER 31, 1998

                                      September 30,         December 31,
                                          1999                 1998
                                     --------------       --------------
         Current assets .........       11,972,904          1,677,171
         Long term assets .......       13,162,191          4,193,551
                                       -----------         ----------
         Total assets ...........       25,135,095         10,645,811
                                       -----------         ----------
         Current liabilities ....        3,077,857          4,424,198
         Long term liabilities          23,052,651          3,395,353
                                       -----------         ----------
         Total Liabilities ......       26,130,508          7,819,551
                                       -----------         ----------
         Total Equity ...........         (995,413)         2,837,401
                                       -----------         ----------

ASSETS

Current assets increased to $11,973,000 at September 30, 1999 from $1,677,000 at December 31, 1998. This increase is primarily due to various debt financings which put the company in a positive cash position . Prepaids increased to $1,260,000 and includes $1,050,000 (non cash) relating to an agreement for advisory services for a period of one year. The agreement provided for payment by way of warrants. Current assets also increased in relation to a non cash loan receivable by an executive of the Company. FutureLink issued 232,829 shares to the executive in exchange for a $2,000,000 loan of which approximately $1,000,000 is current. $250,000 of this loan is forgiven on a quarterly basis provided the executive remains employed with the Company.

Long term assets increased by $8,969,000 since December 31, 1999. The increase includes deposits of $2,990,000 and acquisition costs of $315,000 relating to Micro Visions, CNI, and Async. The increase is also due to fixed asset additions of $2,022,000 and the long term portion of the executive loan in the amount of $750,000. These increases are offset by depreciation of $522,000 and amortization of intangible assets of $1,421,000 for the period.

LIABILITIES

Current liabilities deceased by $1,346,000. Accounts payable has decreased by $263,000 from December 31, 1998. While payables have increased proportionately with operational growth, payments to suppliers and contractors are generally paid within 30-40 days which has decreased from December, 1998. This decrease in payment period is largely due to the company obtaining additional financing and thereby enabling the Company to pay major secured creditors on a more current basis. The decrease in current liabilities is also due to the Company repaying the amount drawn on its line of credit by $819,000; the bank indebtedness is now extinguished.

Long term liabilities increased approximately $19,657,000. The increase is primarily due to the issuance of approximately $26,300,000 (gross) debt during the nine months less issue costs and debt discounts. In addition, the Company repaid approximately $2,000,000 of debt during the period.

Subsequent to September 30, 1999, the Company raised gross proceeds of $50,000,000 which has further strengthened the Company's balance sheet position.

STOCKHOLDERS' EQUITY

Equity decreased by approximately $3,832,814 over that at December 31, 1998. Capital in excess of par increased $7,410,000 largely relating to the conversion of debt into common shares. Contributed surplus increased by $13,412,000 relating to the (non cash) value of conversion features and warrants associated with new debt. These increases are offset by an accounting loss of approximately $21,969,000 for the nine month period ended September 30, 1999.

Subsequent to September 30, 1999 the Company issued $50,000,000 of common shares. In addition, $20,090,500 of debt had been converted into common shares. These transactions result in a significant increase to shareholders' equity.


RESULTS OF OPERATIONS

PRO FORMA REVENUE RESULTS

Subsequent to September 30, 1999, FutureLink completed the acquisitions of Micro Visions and CNI. The results of operations for these entities will be consolidated with FutureLink's results in the fourth quarter commencing from the date the acquisitions were completed.

Pro forma revenues for the nine month period ended September 30, 1999 are $27,302,000, including $5,037,000, $16,471,000 and $5,899,000 for each of
FutureLink, Micro Visions, and CNI, respectively net of intercompany revenues of $105,000. Revenues for the three month periods ended September 30, 1999 as compared to June 30, 1999 are as follows:

                                           3 months to         3 months to
                                       September 30, 1999     June 30, 1999
                                            $(000's)             $(000's)
                                       ------------------     -------------
         FutureLink ..................        1,582               1,711
         Micro Visions ...............        7,149               5,290
         CNI .........................        2,743               1,468
         Less intercompany revenues...         (105)                 --
                                             ------               -----
         Total .......................       11,369               8,469

EBITDA

The following results do not include Micro Visions or CNI.

FutureLink incurred a loss for the nine months ended September 30, 1999 of $21,968,901, a significant portion of which relates to non-cash interest expenses as well as amortization. The Company's EBITDA (loss before interest, taxes, depreciation and amortization) for the three month periods ending
June 30, 1999, September 30, 1999 and the nine month period ending September 30, 1999 were as follows:

                                        3 months to       9 months to      3 months to
                                       September, 30     September, 30       June, 30
                                       -------------     -------------     -----------
Loss for the Period ..............      (7,616,895)      (21,968,901)      (11,368,670)
Add back:
Interest Expense .................         473,139         7,879,282         6,408,353
Depreciation  and  Amortization
of Intangible Assets .............         460,515         1,421,035           460,515
Amortization  of deferred
finance fees and  debt discount...       1,868,465         3,334,982         1,437,668
Debt extinguishment ..............            --             844,552           844,552
                                        ----------       -----------       -----------
EBITDA ...........................      (4,814,776)       (8,489,050)       (2,217,582)
                                        ----------       -----------       -----------

Interest expense for the three months to September 30, 1999 of $473,139 relates primarily to the interest on convertible debentures expected to be paid out in cash. Interest for the nine months of $7,879,282 includes $7,321,543 of non-cash interest.

Depreciation and amortization of intangible assets includes the amortization of the employee and consultants base and goodwill.

The amortization of deferred finance fees and debt discount of $1,868,465 relates primarily to non cash charges relating to warrants issued in association with convertible debt.

SEPTEMBER 30, 1999 VS. SEPTEMBER 30, 1998

The following is an analysis and comparison of the nine month results ending September 30, 1999 to that of September 30, 1998 (where applicable) for FutureLink. The results do not include Micro Visions or CNI.

     REVENUES

     During the nine months ended September 30, 1999, the Company recorded total revenues of $5,036,715 excluding Micro Visions' and CNI's server based computing revenues which total $22,466,000. Revenues for FutureLink for the same period in 1998 were $622,854 from FutureLink acquiring Riverview Management Corporation ("SysGold"), the Company's Consulting and IT Outsourcing subsidiary. As at September 30, 1998, the Company did not have a controlling interest in FutureLink Alberta which became majority owned on November 23, 1998.

     The major source of FutureLink's revenue for the nine months was information technology outsourcing services, IT business practices consulting and server-based computer consulting including Application Service Provision ("ASP") related services, which generated total revenues of $3,232,070.

     FutureLink's 1999 revenues also include hardware and software sales relating to items procured by the Company for its clients. FutureLink purchases and resells hardware and software to many of its IT consulting clients as an additional service to these clients. These sales are not considered a primary line of business, but part of the Company's overall consulting services. During the first nine months of 1999, FutureLink generated $1,459,987 of hardware and software sales, earning a gross margin of approximately 8.7%.

     Direct Application Service Provider ("ASP") services also contributed to FutureLink's revenue stream, with $281,145 generated from direct sales of hosted application from the Company's Server Farm for the nine months ended September 30, 1999.

     Other revenues of $65,513 were also generated during the nine month period.

     EXPENSES

     Hardware and Software Purchases

     Hardware and software purchases of $1,332,891 for the nine months to September 30, 1999 relates to equipment procured on behalf of customers as part of the Company's overall IT consulting services. Purchases increased by $1,188,900 over last year largely due to the acquisition of SysGold in August, 1998. September 1998 results only include one month of hardware/software purchases.

     Contracts, Payroll and Benefits

     FutureLink's contracts, payroll and benefits expense comprise amounts relating to salaries to information technology services staff, directors, management, sales, marketing, and administrative employees, as well as the related revenue sharing and benefits. The amount totaled $5,460,470 for the nine months ended September 30, 1999. The increase over 1998 of $2,933,013 is attributable to increases in the number of staff, and the hiring of senior technical managers and executives. Expertise for expansion and ASP service offerings required increases in senior staff during the period in anticipation of the growth in the coming periods.

     Accounting and Legal Costs

     FutureLink expensed $331,584 in accounting and legal expenses through to September 30, 1999. These costs include amounts related to fees for accounting, audit, taxation services, legal advice and services associated with corporate governance, compliance and commercial transactions. Legal and accounting fees associated with acquisitions and the issuance of securities have been capitalized.

     For the nine month comparable period in 1998, FutureLink incurred accounting and legal expenses of $45,509. The significant increase is a reflection of the increased business activities undertaken by the Company.

     Consulting Expenses

     Consulting expenses of $1,888,185 were incurred to engage consultants to assist the Company in several areas including business development, server based computing, Y2K, e-commerce, market research, market analysis, investor relations and delivery of IT services to customers. The $1,188,185 also includes non-cash charges of $773,000 relating to advisory services obtained for assessing financing strategies and business acquisitions.

     Advertising and promotion

     In efforts to increase the company profile and the ASP Industry, $1,002,704 costs were incurred to September 30, 1999 for advertising and promotion. The Company participated in tradeshows and other computer industry related events, and obtained outside services for marketing and advertising to increase the Company's profile. A significant amount of promotional material was purchased to increase FutureLink brand recognition. These costs were not incurred in 1998 as the company had just started to develop the market and the ASP consortium had not yet been formed.

     General and Administrative Expenses

     FutureLink's consolidated general and administrative expenses for the nine months ending September 30, 1999 were $2,798,566.

     The consolidated general and administrative expenses are comprised of the following:

         Travel Expenses ...................      $  786,105
         Meals and Entertainment Expenses ..      $   93,975
         Staff Development Expenses ........      $  121,404
         Rent ..............................      $  506,444
         Compliance ........................      $  246,979
         Office and Other Expenses .........      $1,043,657
                                                  ----------
         TOTAL .............................      $2,798,564
                                                  ----------

     The Company's travel expenses were significant and relate to sales, securing business partnerships and vendor alliances, as well as meeting and developing relationships with industry analysts and financiers. The Company's attendance at numerous industry events increased travel costs. Lastly, the acquisition of Micro Visions caused travel between the Irvine and Calgary offices to increase significantly.

     Staff development expenses relate to training and further education of technical staff . The Company believes this as an important aspect of remaining competitive in the industry and providing highly qualified technical expertise to clients.

     Rent costs relate primarily to amounts incurred for operations in Calgary, Canada. During the 2nd Quarter of 1999 the company expanded Calgary operations by leasing an additional floor to facilitate growth and expansion.

     Compliance costs relate to fees incurred in preparing and filing documentation as required by the Securities and Exchange Commission as well as costs associated with preparation and mailing for the Company's Annual General Meeting.

     Office and other expenses relate primarily to telephone, insurance, and office supplies. These costs totaled $1,043,657 for the nine months ending September 30, 1999, and have increased due to the significant growth of the Company over the past nine months. Telephone costs have risen because of conference calls, investor relations inquiries and web/data connectivity costs. Insurance expense has increased over the 1998 period as more insurance was required for Directors and Officers and commercial liability insurance. Office costs have risen proportionate to increased staff levels.

     Bad Debt Expense

     FutureLink's bad debt expense of $509,836 for the nine months to September 30, 1999 includes actual bad debts and a provision for doubtful accounts relating to amounts for which management believes collection to be unlikely. The amount includes approximately $466,000 from companies related to a former officer and director of the Company, one of which filed for court protection during the period. The Company is currently negotiating with these parties to recover some of the accounts receivable.

     Provision for Inventory Valuation

     For the period ending September 30, 1999, FutureLink recorded $95,393 as a provision against inventory. Management believes that new technology and updated software will require that inventory be sold at a discounted price.

     Interest Expense

     FutureLink's interest expense for the nine months ended September 30, 1999 of $7,879,282 includes $7,321,543 non-cash interest. This non-cash interest includes intrinsic values of debt conversion features. The remaining interest expense relates to interest payable on a quarterly basis for the 8% senior subordinated convertible promissory notes.

     Depreciation

     FutureLink's consolidated depreciation of $522,262 includes depreciation of computer equipment, software, leasehold improvements and office equipment. For the period ended September 30, 1999 there is a significant increase in the value of assets over last year due to server farm expansion, software user licenses for additional staff, office equipment additions, and leasehold improvements to the Calgary office.

     Amortization of Intangible Assets

     FutureLink's amortization expense of $1,421,035 for the nine months ended September 30, 1999 and relates to the amortization of goodwill relating to the acquisition of FutureLink Alberta and SysGold in 1998.

     Debt Extinguishment

     During the nine month period, FutureLink renegotiated the terms of its 10% convertible debenture which had been previously issued in relation to $6 million of financing. The Company also issued additional warrants such that 1,200,000 warrants became outstanding relating to this debt. FutureLink also paid $1,881,600 to settle $1,470,000 of principle. For accounting purposes, all amounts relating to the "old" debt were treated as extinguished and new debt issued. As a result of the transaction, FutureLink recognized a loss of $844,552.

SEPTEMBER 30, 1999 VS. JUNE 30, 1999

The following is a discussion of the three months ended September 30, 1999 as compared to the three months ended June 30, 1999 for FutureLink. The results do not include Micro Visions or CNI.

     REVENUES

     FutureLink recognized revenues of $1,581,642 during the third quarter as compared to $1,711,448 during the second quarter. IT Consulting revenue decreased this quarter due to fewer billable hours as both staff and clients take vacation during the summer months. In addition, in anticipation of Y2K issues, customers are delaying any major changes/development until 2000.

     Hardware and software sales increased slightly over the prior quarter. Hardware and software sales were $576,000 as compared to $501,000 for the prior quarter.

     Other revenue includes miscellaneous income and ASP sales. ASP sales during the third quarter were $99,544 as compared to $35,345 for the second quarter. The second quarter revenue was net of credits issued to an early adopter of server-based computing. Third quarter ASP sales included eleven customers obtaining ASP services, seven of which were hosted ASP and four of which have server farms managed by FutureLink.

     EXPENSES

     Hardware and Software Purchases

     Hardware and software purchases increased in the third quarter over that in the second quarter as a direct result of an increase in sales of these items. The Company maintains budgets for margins of approximately 8 to 9% on such items and actual results for this quarter were within the target margin.

     Contracts, Payroll and Benefits

     Contracts, payroll and benefits were $2,236,508 in the third quarter as compared to $1,738,920 in the second quarter. The increase is largely due to the hiring of additional staff, in anticipation of the closing of the Micro Visions acquisition. In preparation for acquisition and expansion, several US staff were hired for the Irvine location. The increase in staff also contributed to an increase in benefit and other related personnel costs.

     Accounting and Legal Costs

     Accounting and legal fees were $184,737 for the three months to September 30, 1999 compared to $97,382 in the second quarter. The Company's re-incorporation in the State of Delaware and other general legal advice resulted in an increase of approximately $60,000 over the prior quarter.

     Accounting fees increased $25,000 over the second quarter due to the completion of several tax returns, general accounting advice and the quarterly review.

     Consulting Expenses

     Consulting expenses were $425,416 and $996,946 in the second and third quarter respectively. These expenses were incurred to engage consultants to assist the Company in business development, e-commerce, Y2K readiness, marketing, market research and analysis, and delivery of IT services to customers. Outside consultants were hired for term projects to use special expertise with out incurring direct payroll and benefit costs. In addition, consulting expenses during the quarter are $150,000 higher and relate to non-cash consulting. This amount was $300,000 in the second quarter compared to $450,000 in the third quarter due to the contract commencing in May 1999.

     Advertising and Promotion

     Advertising, promotion and investor relations costs increased $485,000 over the second quarter of 1999. FutureLink has incurred significant amounts during the third quarter to promote both itself and the ASP industry. It is expected that the Company will continue to incur such costs to enhance its profile and branding in the communications and technology sectors. This will be done through the Company's presence in trade and industry related shows, sponsorships of forums and advertising/marketing.

     General and Administrative Expenses

     FutureLink's consolidated general and administrative expenses for the three months ending September 30, 1999 were $1,217,061 as compared to $769,908 in the second quarter 1999. The increase, again, relates to the overall increase in Company activities. General and administrative expenses for each of the two quarters were as follows:

                                                    3 months to            3 months to
                                                September 30, 1999        June 30, 1999
                                               ---------------------     ----------------
     Travel Expenses ................               $  450,708               $214,901
     Meals and Entertainment Expenses               $   41,097               $ 26,510
     Staff Development Expenses .....               $   24,715               $ 47,581
     Rent ...........................               $  191,832               $161,703
     Compliance .....................               $  166,032               $ 80,541
     Office and Other Expenses ......               $  342,677               $265,672
                                                    ----------               --------
     TOTAL ..........................               $1,217,061               $769,908
                                                    ----------               --------

     Travel expenses increased significantly over the prior quarter and relate to increased travel for executives, sales and business development staff between Calgary and Irvine. Increased travel costs were also incurred for investor relations related and alliance activities. Attendance at tradeshows and conferences contributed to a large portion of the increase in travel costs.

     Staff development expenses are lower in quarter three due to the seasonal break in institutional and professional course offerings over the summer.

     Rent costs have remained relatively stable other than an adjustment to rent for the second quarter relating to services provided by the management company.

     Compliance costs increased by $85,491 over the second quarter. These costs are largely attributable to the re-incorporation in Delaware, costs associated with the Company's annual general meeting, Securities and Exchange Commission reporting requirements, periodic reports and other such filings.

     The overall growth of the Company resulted in a $77,005 increase to office and other expenses. Other expenses include items such as telephone, insurance and memberships and subscriptions. Staff memberships to professional organizations are viewed by the company as a commitment to superior technical expertise. Such costs for existing and new staff accounted for a $33,000 increase this quarter for professional memberships and associations. The remaining increase can be directly attributed to the expansion and growth of the Company.

     Bad Debt Expense

     For quarter three, bad debt expense was $417,332. This amount includes $133,000 to one customer, a related party, who filed for court protection during the quarter, and an additional $264,000 to a second related party with which the Company is currently negotiating. The total allowance for doubtful accounts for these two related party receivable balances is approximately $470,000 as at September 30, 1999.

     Provision for Inventory Valuation

     During the third quarter, $95,393 was recorded as a provision against inventory. This is an increase over other periods, as management has determined that because of price drops in hardware/software and the introduction of new technology, there are items in inventory whose values will need to be reduced. Of this amount, approximately $70,000 relates to a resell software license with a one year life. The software license was purchased for a specific customer transaction which because of the related parties financial position, the sale did not materialize. Therefore the license has a reduced value which was reflected this quarter.

     Interest Expense

     Interest expense during the third quarter totaled $473,139 as compared to $6,408,353 in the second quarter. The second quarter amount includes significant non-cash, non-recurring amounts. The third quarter amount largely relates to interest payable on a quarterly basis.

     Depreciation

     Depreciation during the third quarter was $172,012 as compared to $218,416 in the second quarter. The slight decrease is due to changes in the second quarter amortization and depreciation of certain computer assets.

     Amortization of Intangible Assets

     The amortization of intangible assets relates to the amortization of goodwill and the employee and consultants base. On a quarterly basis, $460,515 is recognized associated with these amounts.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING

During the third quarter of 1999, FutureLink issued $15,000,000 8% senior subordinated convertible promissory notes. The net cash proceeds of this issuance of securities was $13,607,408, after placement fees of 9% and expenses of the offering, of which $1,000,000 was used for subsequent deposits on the acquisition of Micro Visions. Subsequent to September 30, 1999, the convertible notes were converted into 2,727,273 common shares.

Subsequent to September 30, 1999, the Company completed a further financing of $50,000,000 for common stock and warrants. The Company received net proceeds of $47,000,000 after placement fees of 6% (exclusive of other costs associated with the financing). Of these proceeds, $10,000,000 was used as the final payment on closing of the acquisition of Micro Visions and $3,510,000 was used as the final payment at closing of the CNI acquisition.

WORKING CAPITAL

As at September 30, 1999, FutureLink had working capital of $8,895,047. This amount includes the balance of the financing received in the second quarter; $15,000,000 of financing received in the third quarter; fees and commissions of $1,393,000; deposits and acquisitions costs of $2,085,000 relating to Micro Visions, CNI and Async; a repayment to the line of credit of $640,000; and $3,000,000 for operations. Working capital also includes $1,019,000 relating to a non cash loan receivable.

CASHFLOW

FutureLink's operating cash outflows for the nine month period ending September 30, 1999 were $8,931,479. These outflows are largely due to the hiring of personnel and other resources to build an infrastructure which will accommodate the significant growth in business anticipated over the next year. The Company does not expect to be profitable or to have positive operating cashflows within the next year as it continues to grow, develop the ASP industry, its presence within the industry, its services, and a customer base.

FutureLink's investing activities during the nine months ending September 30, 1999 included payment of a deposit of $1,000,000 for the acquisition of Micro Visions, $390,000 for the acquisition of CNI, and $600,000 for the acquisition of Async. In addition, the Company incurred capital additions of approximately $2,000,000 relating to the building of the Company's first server farm, as well as other capital additions. The Company has recently commenced building a second server farm in California. Funding for this second server farm is expected to come from leasing arrangements.

The Company's financing cashflow for the nine month period January 1 through September 30, 1999 included net proceeds of $24,868,339 relating to the issuance of convertible debentures, convertible notes, promissory notes, and the exercise of warrants. During this period, the Company also repaid $2,219,258 of such instruments. Most recently, FutureLink has commenced discussions with various parties in relation to lease lines for equipment purchase for its data centers/server farms. It is expected that several of these will close during the last quarter of 1999.

RECENT DEVELOPMENTS

FINANCINGS

FutureLink has completed additional financing transactions, raising the Company gross proceeds of $15,000,000 during the third quarter of 1999 and gross proceeds of $50,000,000 during the period October 1 to November 12, 1999. For further details regarding these financings, please refer to the financial statements included in Part I, Item 1 of this Report, Management's Discussion and Analysis of Financial Condition and Results of Operation which forms Item 2 of Part I hereof, and Changes in Securities and Use of Proceeds in Part II, Item 2, below.

ACQUISITION OF MICRO VISIONS

As previously reported, on June 2, 1999, FutureLink entered into an agreement to acquire all of the issued and outstanding shares of Executive LAN Management, Inc. of Irvine, California, doing business as Micro Visions ("Micro Visions").

Founded in 1987, Micro Visions is one of North America's leading server-based computing systems integrators. In 1998, Micro Visions was the number 1 (up from number 2 in 1997) reseller and integrator of products from Citrix Systems Inc. in North America. Citrix products provide the foundation for the Company's main ASP business. As well as the Irvine main office, the acquisition of Micro Visions also adds branch offices in Atlanta, Las Vegas, Los Angeles, Phoenix and Raleigh/Durham.

Micro Visions' revenues for the nine months ended September 30, 1999 were $16,471,000, of which $4,032,000 had been earned during the first quarter of 1999, $5,290,000 during the second quarter and $7,149,000 during the third quarter of 1999. This compares to earnings for the twelve months ended December 31, 1998 and 1997 of $13,669,000 and $9,565,000, respectively. Revenues consist of consulting services relating to server-based computing and the associated hardware and software sales. The $7,149,000 third quarter revenues include approximately $105,000 billed to FutureLink.

On a pro forma basis, revenues for FutureLink and Micro Visions for the nine month period ending September 30, 1999 are $21.4 million.

Shareholder approval of the acquisition of Micro Visions was received at the Annual and Extraordinary Meeting of Shareholders held September 23, 1999. On that date, Mr. Glen Holmes, 43, the founder and CEO of Micro Visions, became the President, Chief Operating Officer and a Director of FutureLink.

The Micro Visions acquisition closed October 15, 1999 and involved the payment of a final $10 million cash ($2 million of deposits had been paid prior to closing) and the issuance of 7.2 million shares. In addition, the former Micro Visions' shareholder(s) could earn an additional 1.2 million shares based on achievement of certain performance criteria in 1999.

ACQUISITION OF CNI

As previously reported, on September 7, 1999, FutureLink entered into an agreement to acquire all of the issued and outstanding shares of CN Networks, Inc. of Pleasanton, California, doing business as Computer Networks ("CNI").

Founded in 1991, CNI is arguably the Bay Area's leading server-based computing systems integrator. Like Micro Visions, CNI is ranked as a "Platinum" reseller and integrator of products from Citrix

Systems Inc. CNI has 23 employees based in its Pleasanton office and had average annual revenues of $6 million in 1997 and 1998.

CNI's revenues for the nine months ended September 30, 1999 were $5,899,000. This compares to earnings for the twelve months ended December 31, 1998 and 1997 of $5,568,000 and $6,476,500, respectively. Revenues consist of consulting services relating to server-based computing and the associated hardware and software sales.

On a pro forma basis, revenues for the combined entity consisting of the former FutureLink, Micro Visions and CNI for the nine month period ending September 30, 1999 are $27.3 million.

The CNI acquisition closed November 5, 1999 and involved the payment of a final $3.5 million cash (a $390,000 deposit had been paid prior to closing) and the issuance of 1,181,816 shares. On closing, Mr. Bill Botti, the founder, President and Chief Executive Officer of CNI, executed an employment agreement with the company, becoming Senior Vice-President of FutureLink's Application Hosting Platforms Division.

PROPOSED ACQUISITION OF ASYNC TECHNOLOGIES

As previously reported, on September 7, 1999, FutureLink entered into an agreement to acquire all of the issued and outstanding shares of Async Technologies, Inc. of Walled Lake, Michigan ("Async").

Like Micro Visions and CNI, Async is a Platinum reseller and integrator of products from Citrix Systems Inc., recently ranked among the top ten solution providers in the United States. Async is a dominant competitor in the Northern Midwest. As well as its headquarters, Async's 24 employees serve customers from satellite offices in Detroit, Chicago, Indianapolis, Cleveland, Columbus and Pittsburgh.

Async's revenues for the nine months ended September 30, 1999 were $6,208,000. This compares to earnings for the years ended December 31, 1998 and 1997 of $6,056,000 and $4,599,000, respectively. Revenues consist of consulting services relating to server-based computing and the associated hardware and software sales.

On a pro forma basis, revenues for the entity consisting of FutureLink, Micro Visions and CNI combined with Async for the nine month period ending September 30, 1999 are $33.5 million.

The proposed acquisition of Async is scheduled to close on or before November 30, 1999 and will involve the payment of a final $5.4 million cash (a $600,000 deposit having been paid prior to closing) and the issuance of nearly 1.3 million shares. In addition to the consideration payable at closing, the current shareholders of Async could earn an additional 519,480 shares based on achievement of certain performance criteria in 1999.

CONVERSION OF CONVERTIBLE SECURITIES

Between August 20, 1999 and November 8, 1999, certain outstanding convertible debt instruments valued at nearly $22.4 million, as well as certain outstanding warrants, were converted or exercised into common stock of the Company. For further details regarding the conversions or exercises of these convertible securities, please refer to the financial statements included in Part I, Item 1 of this Report and Changes in Securities and Use of Proceeds in Part II, Item 2, below.

MANAGEMENT CHANGES

Since July 1, 1999, the Company has undergone a number of management changes, including changes to the board of directors.

On July 16, 1999, the Company's board accepted the resignation of Donald Bialik as a director and officer of the Company and all of its subsidiaries and did not appoint a replacement director. On August 30, 1999, the Company's board accepted the resignation of Cameron Chell as a director and officer of the Company and did not appoint a replacement director. Mr. Philip Ladouceur, FutureLink's Executive Chairman, was appointed interim Chief Executive Officer and President.

On September 23, 1999, management's nominees to the board of directors, being Philip Ladouceur, Raghu Kilambi, Bryson Farrill, Robert Kubbernus, Michael Falk, Timothy Flynn and Glen Holmes were elected by the shareholders at their annual and extraordinary meeting held that date. That same date, Glen Holmes was appointed as FutureLink's President and Chief Operating Officer, leaving Mr. Ladouceur as Chairman and Chief Executive Officer.

Concurrent with the closing of the $50 million private placement and the acquisition of Micro Visions on October 15, 1999, the board expanded the number of directors to nine from seven and appointed Gerald Poch and Jim McNiel as directors.

On November 15, 1999, Robert Kubbernus submitted his resignation to the Company, which was accepted by the Company's board on November 17, 1999. The Company has not appointed a replacement director.

As at November 17, 1999, the Company has a total of 8 directors as follows:

--------------------------- ------- -------------------------------------------------------------------
            NAME             AGE                              POSITION HELD
--------------------------- ------- -------------------------------------------------------------------
Philip R. Ladouceur (3)       59    Executive Chairman and Chief Executive Officer
--------------------------- ------- -------------------------------------------------------------------
Glen C. Holmes (3)            43    President, Chief Operating Officer and Director
--------------------------- ------- -------------------------------------------------------------------
Raghu Kilambi                 34    Executive Vice-President, Chief Financial Officer and Director
--------------------------- ------- -------------------------------------------------------------------
F. Bryson Farrill (2)         72    Director
--------------------------- ------- -------------------------------------------------------------------
Michael S. Falk  (3)          38    Director
--------------------------- ------- -------------------------------------------------------------------
Timothy P. Flynn (1) (2)      49    Director
--------------------------- ------- -------------------------------------------------------------------
Gerald A. Poch (1) (3)        52    Director
--------------------------- ------- -------------------------------------------------------------------
James P. McNiel(2)            36    Director
--------------------------- ------- -------------------------------------------------------------------

Note (1):  Members of the Audit Committee

Note (2):  Members of the Compensation Committee

Note (3):  Members of the Executive Committee

Information regarding many directors was included in the Form 10-KSB for the year ended December 31, 1998 previously filed by FutureLink. Detailed information regarding Mr. Falk and Mr. Flynn was included in the Form 10-QSB for the quarterly period ended March 31, 1999 previously filed by the Company. Information regarding Mr. Holmes, Mr. Poch and Mr. McNiel is as follows:

GLEN C. HOLMES - Mr. Holmes was the founder of Micro Visions, building that company from its earliest beginnings in 1987 into a leading provider of server-based computing solutions for a wide range of customers, including a number of Fortune 500 companies. Under Mr. Holmes direction, between 1996 and 1999, Micro Visions grew from 10 to over 80 employees, with annual revenues more than quadrupling to nearly $13.7 million in 1998, which the former Micro Visions will exceed in 1999.

GERALD A. POCH - Mr. Poch joined the Pequot family of funds in 1998 as a Principal. Mr. Poch was the former Chairman, President and CEO of GE Capital Information Technology Solutions ("ITS"), and before ITS, founder, Co-Chairman and Co-President of AmeriData Technologies, Inc. (NYSE: ADA) until its acquisition by GE Capital in 1996. From 1979 until 1983 he was Senior Vice President of TIE/communications, Inc. and President of Technicom, Inc., two public telecommunications companies. Mr. Poch graduated cum laude from Boston University School of Law where he was Managing Editor of the Law Review. He is admitted to practice law in the States of New York and Massachusetts and the District of Columbia. Mr. Poch is co-chairman of MessageMedia, Inc. (MESG) and serves as a director of the following private companies: Elastic Networks, NewRiver Communications, Lucent Digital Radio, Everest Broadband Networks, Online Retail Partners, WatchMark and HomeSpace.com.

JAMES P. MCNIEL - Jim McNiel joined Pequot Capital in 1999. Previously, Mr. McNiel was Executive Vice President of Corporate Development with Cheyenne Software and most recently, president of McNiel Group, Ltd. Before joining in a full-time capacity, Mr. McNiel worked with Pequot as a consultant identifying new technology opportunities. Mr. McNiel also sits on the boards of Netegrity, Inc. and Asia Online.

RISK FACTORS

FutureLink continues to face numerous risk factors as set forth in the Annual Report on Form 10-KSB for the year ended December 31, 1998 previously filed. In addition, the proposed acquisition of Micro Visions gives rise to additional to the following risk factors:

NO ASSURANCE OF COMPLETION OF ASYNC ACQUISITION. The Agreement to acquire Async provides a number of conditions precedent to closing the transaction, including, but not limited to, regulatory approval from each governmental entity necessary for consummation of the proposed transaction; the Company securing financing necessary to pay the full cash portion of the purchase consideration; no material adverse changes in the condition (financial or otherwise) of either the Company or Async; and the receipt of all other necessary third party consents. There can be no assurance that the Company or Async will be able to meet all of these conditions precedent, or even if the Companies meet such obligations, that the proposed transaction will close for any other unforeseen circumstance. If the transaction fails to close, there is a risk that all or a portion of the deposit paid by the Company ($600,000) will be forfeited by the Company.

RISKS ASSOCIATED WITH RECENT AND PROPOSED ACQUISITIONS. With the recent acquisitions of Micro Visions and CNI, and if the Async acquisition is successfully concluded, there can be no assurance that the Company will be able to profitably manage or successfully integrate the acquired assets and personnel without substantial expenses, delays or other operational or financial problems. The acquisitions will involve the recognition of substantial goodwill which will be amortized as a charge to operations over the next 5 years. Furthermore, this acquisitions may involve additional risks or effects, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities and other one-time or ongoing acquisition related expenses, some or all of which could have a material adverse effect on the Company's business, operating results and financial condition. Client satisfaction or performance problems of the acquired businesses, if any, could have a material adverse impact on the reputation of the Company as a whole. These acquisitions involve the Company adding offices in other geographical locations which will add further responsibilities to the Company's existing management structure. There is no assurance that the Company's acquisitions of Micro Visions and CNI and proposed acquisition of Async, if successful, will result in the generation of anticipated revenues and earnings.

RISKS ASSOCIATED WITH THE YEAR 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field to specify year and cannot distinguish 21st century dates from 20th century dates. These date code fields will have to be able to distinguish 21st century dates from 20th century dates to avoid systems failures or miscalculations causing disruptions of operations by, at or beyond the Year 2000, including, among other things, a temporary inability to process transactions, send invoices or engage in similar ordinary business activities. As a result, many companies computer systems and software may require replacement or modification in order to address such Year 2000 issues.

FutureLink, including recently acquired Micro Visions, has completed Phase I of our Year 2000 project, a review of all hardware, embedded systems and software utilized by our Company, including software utilized internally, software supplied to clients and software hosted for clients. The review revealed that 90% of FutureLink's internal systems were deemed to be compliant by the vendor, and the remaining 10% would be compliant with the application of Year 2000 upgrades supplied by the vendor. The existing Finance system was not Year 2000 compliant, and has been replaced by a new accounting package. A new time sheet system will be implemented to replace the old, non-compliant system. A few servers and the associated operating systems require upgrades in order to be Year 2000 compliant. It is anticipated that the upgrades and implementation of the new time sheet system will be completed by December, 1999, and we believe that they are designed to function properly through and beyond the year 2000. We cannot guarantee that all of our computer systems, particularly if they interface with or incorporate third-party software, will contain all date code changes necessary to ensure Year 2000 compliance.

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

The Company has adequate resources, both fiscal and personnel, to complete the remedial actions which make up Phase II of the Year 2000 project. We do not expect to expend any significant funds to correct Year 2000 issues. Any minor expenses will be funded in the ordinary course from cash generated by operations. The cost of the new internal office applications was anticipated and budgeted for, outside of the Year 2000 project, and is included in the annual operations budget. We expect to complete our Year 2000 remediation actions by the end of November, 1999.

Based on available information, we are preparing contingency plans in the event of failure of critical systems resulting from Year 2000 compliance issues including the failure of systems of outside suppliers, for example our utility power. We are also preparing contingency plans to deal with the possibility of systems failures at our client sites. These contingency plans should be finalized by the end of November, 1999.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has completed a number of material financing transactions ($500,000 or more gross proceeds being considered "material") since July 1, 1999, primarily two private placements, one led by Commonwealth Associates, L.P. ("Commonwealth") and the other placed through Gerard Klauer Mattison & Co., Inc. ("GKM").

On July 1, 1999, the Company entered into a formal Agency Agreement with Commonwealth, which was further to a Letter of Intent dated September 16, 1999, whereby Commonwealth agreed to act as FutureLink's placement agent for a private placement of units made up of convertible notes and warrants. The offering was for a minimum of $5 million and a maximum of $10 million, which was amended July 15, 1999 by agreement between Commonwealth and the Company such that the maximum offering was increased to $15 million. The Company sold the maximum $15 million of units with closings taking place between July 19 and July 27, 1999. The units consisted of (i) 8% senior subordinated convertible notes which mature in two years or will convert into the type and respective amount of securities issued by the Company in its next round of financing or, in certain circumstances, will be convertible to common stock at $8.50 per share; and (ii) warrants to purchase 15,000 shares of common stock at $850 per share for each 100,000 invested. Commonwealth's compensation for acting as placement agent consisted of commissions and placement fees equal to 9% of the gross proceeds of the offering as well as a total of 225,000 agent's warrants also exercisable at $8.50.

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

On September 24, 1999, the Company executed a Letter of Intent with Pequot Capital Management, Inc. ("Pequot Capital") whereby funds managed primarily by Pequot Capital would purchase FutureLink securities, subject to due diligence and other conditions. This Letter of Intent was superceded by a formal Share Purchase Agreement dated October 15, 1999 between the Company, Pequot Private Equity Fund II, L.P., and other investors (the "Pequot Investors") whereby the Pequot Investors agreed to fund a total of $50 million to the Company in exchange for 9,090,909 shares of common stock plus warrants to acquire 2,372,727 shares of common stock at an exercise price of $8.50 per share. The total $50 million has been funded, $30 million closing on October 15, 1999, $13 million on November 5, 1999 with the final $7 million advanced on November 12, 1999. GKM, which acted as placement agent in this financing, received commissions and placement fees equal to 6% of gross proceeds as well as 909,091 agent's warrants also exercisable at $8.50 per share.

Prior to August 23, 1999, $2,302,500 of the $8,038,500 8% Senior Subordinated Convertible Notes issued through Commonwealth effective April 29, 1999 (the "April Notes") converted into 2,291,221 shares of common stock.

Between September 23 and November 8, 1999, the Company made an offer, which was amended, to holders of the April Notes and Warrants issued in conjunction with the April Notes, to encourage these security holders to convert these securities into common stock. In the end, of the $8,038,500 April Notes, a total of $7,393,000 has converted their debt instruments to 8,549,608 shares of common stock. Of the warrants to acquire 8,019,251 shares of common stock, holders of 7,696,501 of these warrants elected to exercise their securities, primarily on a cashless basis, into 7,317,907 shares of common stock.

Effective October 15, 1999, the holders of $15,000,000 of 8% Senior Subordinated Convertible Notes issued by the Company in July, 1999 (see above) elected to convert into the same securities on the same terms as the Company's private placement to the Pequot Investors (see above), in accordance with the terms of their Notes. These Noteholders receive 2,727,273 shares of common stock together with warrants to acquire 711,818 shares of common stock at an exercise price of $8.50 per share.

From July 1, 1999 through November 10, 1999, the Company raised an additional $65,000,000 gross proceeds from all new financings. Of these funds, the Company netted approximately $59,600,000 following payment of commissions, finders' fees, professional fees and other expenses associated with such financings.

The uses made or to be made of these gross financing proceeds can be broken down as follows (all figures approximated to the nearest five hundred dollars):

     Gross Proceeds ..............................................     $65,000,000
     Less:  Placement Fees and Commissions .......................     $ 4,350,000
     Less:  Other Offering Expenses (estimated) ..................     $ 1,050,000
                                                                       -----------
     Net Proceeds ................................................     $59,600,000
                                                                       -----------

     Capital Asset Purchases July 1 to September 30, 1999 ........     $   480,000
     Deposits paid re: Acquisitions (Micro Visions, CNI and Async)     $ 1,990,000
     Cash used to Close Acquisition of Micro Visions .............     $10,000,000
     Cash used to Close Acquisition of CNI .......................     $ 3,510,000
     Cash Reserved to Close Acquisition of Async..................     $ 5,400,000
     General Working Capital and Other............................     $38,220,000
                                                                       -----------
                                                                       $59,600,000

The above projected uses of proceeds are estimates only and the Company may reallocate such projected uses of proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual and Extraordinary Meeting of Shareholders in Orange County, California on September 23, 1999. Shareholders of record on August 23, 1999 were entitled to notice of, and to vote at, the meeting. At the meeting:
(1) shareholders holding 69.11% of the Company's common stock approved the Company's acquisition of Micro Visions; (2) shareholders holding 68.17% of the Company's common stock approved the merger of the Company with its wholly-owned subsidiary, FutureLink California Acquisition Corp., a Delaware corporation, to effectively reincorporate in Delaware as FutureLink Corp. in accordance with the Merger Agreement presented to the shareholders, also approving the Company's Delaware Certificate of Incorporation and By-Laws; (3) shareholders holding 62.78% of the Company's common stock approved the Amended and Restated Stock Option Plan of FutureLink and ratified all stock option grants granted in excess of Company's pre-existing Stock Option Plan but in accordance with the Amended and Restated Stock Option Plan; (4) shareholders holding 68.92% of the Company's common stock voted to ratify and confirm the one for five reverse split of the Company's common stock effected June 1, 1999; (5) the shareholders elected the management nominees to the board of directors, being Philip R. Ladouceur, Raghu Kilambi, F. Bryson Farrill, Robert J. Kubbernus, Michael S. Falk, Timothy P. Flynn and Glen C. Holmes, each nominee receiving the favorable vote of not less than 93.18% of the outstanding common stock; (6) shareholders holding 95.77% of the Company's common stock voted to re-appoint Ernst & Young LLP as the Company's auditors, at a remuneration to be fixed by the Board of Directors; and
(7) a motion from the floor to approve all actions of the Board of Directors since the last Annual Meeting of Shareholders was approved.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   LIST OF EXHIBITS

3.1   Certificate of Incorporation of Registrant*****

3.2   By-laws of Registrant*****

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

10.7 Letter Agreement dated April 29, 1999 between FutureLink and Bridge Technology Group LLC ("Bridge") regarding warrants issuable to Bridge as a referral fee under an advisory agreement between the parties.****

10.8 Agreement and Plan of Reorganization and Merger by and among FutureLink, FutureLink California Acquisition Corp., Executive LAN Management, Inc. dba Micro Visions and Holmes Trust, Glen C. Holmes and Christine M. Holmes dated as of June 2, 1999 (without schedules). ***

10.9 Agency Agreement dated July 1, 1999 between FutureLink and Commonwealth regarding a $5,000,000 minimum/$10,000,000 maximum private placement financing (amended July 15, 1999 to a maximum $15,000,000 financing).****

10.10 Loan Agreement dated July 15, 1999 and effective August 1, 1999 between FutureLink and Vincent Romano regarding a loan of $2,000,000 to Mr. Romano to purchase Common Stock of the Company.****

10.11 Agreement and Plan of Merger between FutureLink Distribution Corp., a Colorado corporation, and FutureLink California Acquisition Corp., a Delaware corporation, dated August 1, 1999.*****

10.12 Certificate of Merger of FutureLink Distribution Corp., a Colorado corporation, with and into FutureLink California Acquisition Corp., a Delaware corporation, dated October 15, 1999.*****

10.13 Amending Agreement dated October 15, 1999 to the Agreement and Plan of Reorganization and Merger dated June 2, 1999 among FutureLink Distribution Corp., a Colorado corporation, FutureLink California Acquisition Corp., a Delaware corporation and Executive LAN Management, Inc., d.b.a. Micro Visions, among others.*****

10.14 Securities Purchase Agreement dated October 15, 1999 by and among the Registrant, Pequot Private Equity Fund II, L.P. and certain other investors (without schedules).*****

10.15 Registration Rights Agreement dated October 15, 1999 by and among the Registrant, Pequot Private Equity Fund II, L.P. and certain other investors.*****

27.1 1999 Financial Data Schedule for the nine months ended September 30, 1999 (electronic filing only).

      * incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-62133).

      ** incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1999.

      *** incorporated by reference to the Company's Current Report on Form 8-K filed June 16, 1999.

      **** incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999.

      ***** incorporated by reference to the Company's Current Report on Form
            8-K filed October 27, 1999.

(B)   REPORTS ON FORM 8-K

FutureLink filed a Current Report on Form 8-K on July 22, 1999 to report the resignation of Donald A. Bialik as an officer and director.

FutureLink filed a Current Report on Form 8-K/A on July 28, 1999 as an addendum to the report on Form 8-K filed by the Company on June 16, 1999 regarding the proposed acquisition of Micro Visions.

FutureLink filed a Current Report on Form 8-K on August 3, 1999 to report closings for a total of $15,000,000 gross proceeds raised by way of private placement.

FutureLink filed a Current Report on Form 8-K on September 7, 1999 to report the resignation of Cameron B. Chell as an officer and director.

FutureLink filed a Current Report on Form 8-K on September 15, 1999 to report the proposed acquisitions of CN Networks, Inc. and Async Technologies, Inc.

FutureLink filed a Current Report on Form 8-K on October 27, 1999 to report the completion of the Micro Visions acquisition, the closing for a total of $50,000,000 gross proceeds to be raised by way of private placement and the addition of two new directors, Gerald A. Poch and James P. McNiel.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FUTURELINK CORP.

Date: November 18, 1999  By:  /s/ R. Kilambi
                              ------------------------
                              Raghu Kilambi, Executive Vice-President
                              & Chief Financial Officer

Date: November 18, 1999  By:  /s/ K.B. Scott
                              ------------------------
                              Kyle B.A. Scott, Vice-President & Secretary

                               EXHIBIT INDEX

EXHIBIT                                                                    PAGE
  NO.                DESCRIPTION                                            NO.
-------              -----------                                           ----
3.1      Certificate of Incorporation of Registrant*****

3.2      By-laws of Registrant*****

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

10.7     Letter Agreement dated April 29, 1999 between FutureLink and
         Bridge Technology Group LLC ("Bridge") regarding warrants issuable to Bridge as a "success fee" under an advisory agreement between the parties.****

10.8 Agreement and Plan of Reorganization and Merger by and among FutureLink, FutureLink California Acquisition Corp., Executive LAN
         Management, Inc. dba Micro Visions and Holmes Trust, Glen C. Holmes and Christine M. Holmes dated June 2, 1999 (without schedules). ***

10.9     Agency Agreement dated July 1, 1999 between FutureLink and
         Commonwealth regarding a $5,000,000 minimum/$10,000,000 maximum private placement financing (amended July 15, 1999 to a maximum
         $15,000,000 financing).****

10.10 Loan Agreement dated July 15, 1999 and effective August 1, 1999 between FutureLink and Vincent Romano regarding a loan of $2,000,000 to Mr. Romano to purchase Common Stock of the Company.****

10.11    Agreement and Plan of Merger between FutureLink Distribution
         Corp., a Colorado corporation, and FutureLink California
         Acquisition Corp., a Delaware corporation, dated August 1,
         1999.*****

10.12    Certificate of Merger of FutureLink Distribution Corp., a
         Colorado corporation, with and into FutureLink California
         Acquisition Corp., a Delaware corporation.*****

10.13    Amending Agreement dated October 15, 1999 to the Agreement and
         Plan of Reorganization and Merger dated June 2, 1999 among
         FutureLink Distribution Corp., a Colorado corporation, FutureLink
         California Acquisition Corp., a Delaware corporation and
         Executive LAN Management, Inc., d.b.a. Micro Visions, among others.*****

10.14 Securities Purchase Agreement dated October 15, 1999 by and among the Registrant, Pequot Private Equity Fund II, L.P. and certain other investors (without schedules).*****

10.15 Registration Rights Agreement dated October 15, 1999 by and among the Registrant, Pequot Private Equity Fund II, L.P. and certain other investors.*****

27.1     1999 Financial Data Schedule for the nine months ended September
         30, 1999 (electronic filing only).

* incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-62133).

** incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1999.

***      incorporated by reference to the Company's Current Report on Form
         8-K filed June 16, 1999.

**** incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 31, 1999.

*****    incorporated by reference to the Company's Current Report on Form
         8-K filed October 27, 1999.