Form 10QSB/A
period 1999-09-30
FUTURELINK CORP
filed 2000-01-25
CIK 1061399

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS


                                  FORM 10-QSB/A


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934.

      For the fiscal quarterly period ended September 30, 1999

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ________ to ____________



                           Commission File No. 0-24833




                                FUTURELINK CORP.

                 (Name of Small Business Issuer in Its Charter)



               Delaware                                 95-4763404

   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

           100, 6 Morgan, Irvine, California                  92618

     (Address of principal executive offices)               (ZIP Code)

                                 (949) 837-8252
                (Issuer's Telephone Number, Including Area Code)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

The total number of shares of the Registrant's Common Stock outstanding as of September 30, 1999 was 9,194,111


Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---

                                FUTURELINK CORP.

                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB/A
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                                                                                            PAGE

                         PART I - FINANCIAL INFORMATION
ITEM 1.         AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                Report of Independent Auditors                                                                1
                Consolidated Balance Sheets as of September 30, 1999 and 1998 and December 31,
                1998                                                                                          2
                Consolidated Statements of Loss and Deficit and Comprehensive Loss for the
                nine month and three month periods ended September 30, 1999 and 1998                          3
                Consolidated Statements of Change in Stockholders' Equity to September 30,
                1999 and 1998                                                                                 4
                Consolidated Statements of Cash Flows for the nine and three month periods ended September
                30, 1999 and 1998                                                                             6
                Notes to Consolidated Financial Statements                                                    7
ITEM 2.         ADDENDUM TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                                                                   28

                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS                                                                            33
ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                                             33

                SIGNATURES                                                                                   37

                                FUTURELINK CORP.

                         PART I - FINANCIAL INFORMATION


               ITEM 1 - AUDITED CONSOLIDATED FINANCIAL STATEMENTS



                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of FUTURELINK CORP.

We have audited the accompanying consolidated balance sheets of FUTURELINK CORP. as at September 30, 1999, and December 31, 1998, and the related consolidated statements of loss and deficit and comprehensive loss, changes in stockholders' equity and cash flows for the nine month period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FutureLink Corp. as at September 30, 1999 and December 31, 1998 and the results of its operations and its cash flows for the nine month period ended September 30, 1999 in conformity with accounting principles generally accepted in the United States.



Calgary, Canada                                          /s/ Ernst & Young LLP

November 16, 1999                                        Chartered Accountants
(except for Notes 21 (g) and (h)
which are as at January 13, 2000)

                                FUTURELINK CORP.

                           CONSOLIDATED BALANCE SHEETS
                          (All amounts stated in $U.S.)

                                                                        SEPTEMBER 30                DECEMBER 31
                                                                    1999             1998                1998
                                                                    $                  $                 $
                                                                                (unaudited)
ASSETS [NOTE 10]
CURRENT
Cash                                                             7,814,600             68             6,651
Accounts receivable, net of $174,450, $4,256 and                 1,753,301      1,100,475         1,458,314
   $57,101 allowance for doubtful accounts
 Due from related parties, net of $473,922, nil, and                57,784             --            73,781
   $57,513 allowance for doubtful accounts [note 14]
Prepaid expenses and other                                         209,624         74,167           116,220
Inventory and work in progress                                      68,844         25,880            22,205
Interest receivable [note 5]                                        18,750             --                --
Debenture receivable [note 6]                                            1             --                 1
                                                                 ---------      ---------         ---------
                                                                 9,922,904      1,200,590         1,677,171
                                                                 ---------      ---------         ---------
CAPITAL ASSETS, NET OF $751,643, $6,396, AND $203,455
   ACCUMULATED DEPRECIATION [NOTE 7]                             2,597,222        149,496         1,122,923
DEPOSITS ON ACQUISITIONS [NOTE 3]                                3,304,975             --                --
INVESTMENTS [NOTE 4]                                                --            903,000                --
INTANGIBLE ASSETS, NET OF $2,088,652, $160,460 AND
   $667,617 ACCUMULATED AMORTIZATION [NOTE 8]                    6,451,619      5,158,682         7,845,717
OTHER                                                               58,375             --                --
                                                                ----------      ---------        ----------
                                                                22,335,095      7,411,768        10,645,811
                                                                ----------      ---------        ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Bank indebtedness [note 10]                                          --           564,754           819,217
Accounts payable and accrued liabilities                        2,525,916         833,126         2,787,383
Due to related parties [note14]                                   135,776              --            44,816
Deferred revenues                                                  50,000              --                --
Notes payable [note 4b]                                              --                --           387,795
Stockholder advance [note 14e]                                       --           292,118           319,071
Interest payable                                                  328,203              --                --
Capital lease obligations payable [note 9]                         37,962              --            65,916
                                                                ---------       ---------         ---------
                                                                3,077,857       1,689,998         4,424,198
                                                                ---------       ---------         ---------
CAPITAL LEASE OBLIGATIONS PAYABLE [NOTE 9]                         27,612          13,048            30,262
CONVERTIBLE DEBENTURES [NOTE 11]                               22,170,366       2,070,602         2,153,457
NOTES PAYABLE [NOTE 4B]                                              --           381,033                --
DEFERRED TAXES [NOTE 13]                                          854,673              --         1,211,634
                                                               ----------       ---------         ---------
                                                               26,130,508       4,154,681         7,819,551
                                                               ----------       ---------         ---------

MINORITY INTEREST                                                      --              --           (11,141)

COMMITMENTS AND CONTINGENCIES [NOTES 9, 17 AND 18]

STOCKHOLDERS' EQUITY [NOTE 12]
   Authorized
         5,000,000 preferred shares without par value
     100,000,000 common shares with par value of $0.0001
   Issued and paid-up 9,194,111, 4,083,615                          3,401           1,617             2,018
         and 4,908,072 common shares at September 30,
       1999, September 30, 1998 and December 31, 1998,
       respectively
   To be issued [note 12]                                            --           732,706            50,000
   Exchangeable shares of subsidiary [note 4b]                       --         2,550,000         2,550,000
Capital in excess of par value                                 13,847,351       4,584,324         6,437,640
Contributed surplus                                            14,636,300       1,205,357         1,224,668
Loan receivable [note 5]                                       (1,750,000)             --                --
Warrants issued for services [note 17a]                        (1,050,000)             --                --
Cumulative translation adjustment                                (183,107)             --           (96,468)
Deficit                                                       (29,299,358)     (5,816,917)       (7,330,457)
                                                               ----------       ---------         ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                        (3,795,413)      3,257,087         2,837,401
                                                               ----------       ---------         ---------
                                                               22,335,095       7,411,768        10,645,811
                                                               ----------       ---------        ----------

See accompanying notes

                           [signed: Timothy P. Flynn]  [signed: Gerald A. Poch]
On behalf of the Board:     Director                    Director

                                FUTURELINK CORP.


                 CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT AND
                         COMPREHENSIVE LOSS
                     (All amounts stated in $U.S.)



                                                                  3 MONTH PERIOD ENDED             9 MONTH PERIOD ENDED
                                                                      SEPTEMBER 30                     SEPTEMBER 30
                                                               ---------------------------- ---------------------------
                                                                   1999           1998           1999           1998
                                                                    $               $              $              $
                                                               -----------    -----------    -----------    -----------
                                                               (unaudited)    (unaudited)                   (unaudited)

REVENUE [NOTE 14]                                                1,581,642        622,854      5,036,715        622,854
                                                               -----------    -----------    -----------    -----------

EXPENSES [NOTE 14]
Hardware and software purchases                                    510,761        143,991      1,332,891        143,991
Contracts, payroll and benefits                                  2,236,508      2,527,457      5,460,470      2,527,457
Accounting and legal                                               184,737          5,351        331,584         45,509
Consulting expenses                                                996,946           --        1,888,185           --
Advertising and promotion                                          743,819           --        1,002,704           --
General and administrative and other                             1,217,061         50,190      2,798,564         81,108
Bad debt expense                                                   417,332           --          509,836           --
Provision for inventory valuation                                   95,393           --           95,393           --
                                                               -----------    -----------    -----------    -----------
Loss before interest, taxes, depreciation, and
   amortization                                                 (4,820,915)    (2,104,135)    (8,382,912)    (2,175,211)
                                                               -----------    -----------    -----------    -----------

Interest expense                                                   473,139      1,232,912      7,879,282      1,232,912
Amortization of deferred financing fees and debt
   discount                                                      1,868,465           --        3,334,982           --
Depreciation                                                       172,012          6,396        522,262          6,396
Amortization of intangible assets                                  460,515        160,460      1,421,035        160,460
                                                               -----------    -----------    -----------    -----------
Loss from operations                                            (7,795,046)    (3,503,903)   (21,540,473)    (3,574,979)
                                                               -----------    -----------    -----------    -----------

Interest income                                                     59,164           --           59,164           --
Equity in loss of investee [note 4a]                                  --         (395,963)          --         (807,279)
                                                               -----------    -----------    -----------    -----------
                                                                    59,164       (395,963)        59,164       (807,279)
                                                               -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                 (7,735,882)    (3,899,866)   (21,481,309)    (4,382,258)
Deferred tax benefit                                               118,987         15,504        356,960         15,504
                                                               -----------    -----------    -----------    -----------
NET LOSS BEFORE EXTRAORDINARY ITEM                              (7,616,895)    (3,884,362)   (21,124,349)    (4,366,754)
Extraordinary item [note 11a]                                         --             --         (844,552)          --
                                                               -----------    -----------    -----------    -----------
NET LOSS FOR THE PERIOD                                         (7,616,895)    (3,884,362)   (21,968,901)    (4,366,754)
                                                               -----------    -----------    -----------    -----------
OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation adjustment                            (27,143)          --           86,639           --
                                                               -----------    -----------    -----------    -----------
COMPREHENSIVE LOSS                                              (7,644,038)    (3,884,362)   (21,882,262)    (4,366,754)
                                                               -----------    -----------    -----------    -----------

DEFICIT, BEGINNING OF PERIOD                                   (21,682,463)    (1,932,555)    (7,330,457)    (1,450,163)
DEFICIT, END OF PERIOD                                         (29,299,358)    (5,816,917)   (29,299,358)    (5,816,917)
                                                               -----------    -----------    -----------    -----------


LOSS PER COMMON SHARE BEFORE EXTRAORDINARY ITEM                $     (1.00)   $     (1.27)   $     (3.23)   $     (1.61)

LOSS PER COMMON SHARE                                          $     (1.00)   $     (1.27)   $     (3.36)   $     (1.61)
                                                               -----------    -----------    -----------    -----------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                    7,594,083      3,059,686      6,534,575      2,715,793
                                                               -----------    -----------    -----------    -----------

The above statement gives retroactive effect to share reverse split of 5 to 1 on June 1, 1999.

See accompanying notes

                                FUTURELINK CORP.


                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                          (All amounts stated in $U.S.)


                                                                                      TO BE    EXCHANGEABLE
                                                               COMMON STOCK           ISSUED      SHARES
                                                          ----------------------     --------  ------------
                                                            SHARES           $          $           $
                                                          ---------        -----      ------    ---------

BALANCE, DECEMBER 31, 1997                                2,040,700        1,020        --           --
   Issuance of shares on acquisition of 46%
     of FutureLink Alberta [note 4a]                        308,000          154        --           --

   Forgiveness of stockholder debt                             --           --          --           --
   Issuance of share capital for cash
     [note 12c]                                              51,163           26        --           --
   Issuance of share capital to employees,
     officers and directors of the company [note 12d]       700,000          350        --           --

   Warrants issued with issuance of convertible
     debentures [note 11a]                                     --           --          --           --
   Equity component of convertible debentures
     [note 11a]                                                --           --          --           --
   Equity component of financing fees                          --           --          --           --
   Equity component of financing fees                          --           --          --           --
   Shares issued upon conversion of convertible
     debt [note 11a]                                        133,752           67        --           --
   Share issue costs                                           --           --          --           --
   Shares to be issued on conversion of loan [note 12e]        --           --       732,706         --
   Issuance of exchangeable shares on acquisition of
     SysGold [note 4b]                                      850,000         --          --      2,550,000
                                                          ---------        -----      ------    ---------

BALANCE SEPTEMBER 30, 1998                                4,083,615        1,617     732,706    2,550,000
   Forgiveness of stockholder debt                             --           --          --           --
   Shares issued on conversion of loan [note 12e]           225,448          113    (732,706)        --
   Issuance of shares on acquisition of 50.4% of
     FutureLink Alberta [note 4a]                           334,755          167        --           --

   Shares issued upon conversion of convertible debt
     [note 11a]                                             241,203          121        --           --
   Financing fees associated with converted debentures         --           --          --           --
   Shares to be issued for services [note 12]                23,051         --        50,000         --
   Shares issue costs                                          --           --          --           --
                                                          ---------        -----      ------    ---------
BALANCE, DECEMBER 31, 1998                                4,908,072        2,018      50,000    2,550,000
                                                          =========        =====      ======    =========


                                                                    CAPITAL                    SHARE
                                                                   IN EXCESS   CONTRIBUTED    PURCHASE
                                                                    OF PAR       SURPLUS      WARRANTS
                                                                   ---------   -----------    --------
                                                                       $            $             #
                                                                   ---------   -----------    --------

BALANCE, DECEMBER 31, 1997                                         1,425,211         --           --
   Issuance of shares on acquisition of
     of FutureLink Alberta [note 4a]                                  15,246         --           --

   Forgiveness of stockholder debt                                    60,200         --           --
   Issuance of share capital for cash
     [note 12c]                                                      846,774         --         51,163
   Issuance of share capital to employees,
     officers and directors of the company [note 12d]              2,117,150         --           --

   Warrants issued with issuance of convertible
     debentures [note 11a]                                              --        562,500      208,333
   Equity component of convertible debentures
     [note 11a]                                                         --        777,143         --
   Equity component of financing fees                                   --        (94,911)        --
   Equity component of financing fees                                   --        (39,375)        --
   Shares issued upon conversion of convertible
     debt [note 11a]                                                 201,632         --           --
   Share issue costs                                                 (81,889)        --           --
   Shares to be issued on conversion of loan [note 12e]                 --           --           --
   Issuance of exchangeable shares on acquisition of
     SysGold [note 4b]                                                  --           --           --
                                                                   ---------    ---------      -------
BALANCE SEPTEMBER 30, 1998                                         4,584,324    1,205,357      259,496
   Forgiveness of stockholder debt                                    10,125         --           --
   Shares issued on conversion of loan [note 12e]                    732,538         --        225,448
   Issuance of shares on acquisition of 50.4% of
     FutureLink Alberta [note 4a]                                    987,360         --           --

   Shares issued upon conversion of convertible debt
     [note 11a]                                                      304,921       19,311         --
   Financing fees associated with converted debentures               (44,525)        --           --
   Shares to be issued for services [note 12]                           --           --           --
   Shares issue costs                                               (137,103)        --           --
                                                                   ---------    ---------      -------
BALANCE, DECEMBER 31, 1998                                         6,437,640    1,224,668      484,944
                                                                   =========    =========      =======




The above statement gives retroactive effect to the share reverse split of 5 to 1 on June 1, 1999.

See accompanying notes

                                FUTURELINK CORP.

                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                          (All amounts stated in $U.S.)

                                                                                                             TO BE      EXCHANGEABLE
                                                                                     COMMON STOCK            ISSUED        SHARES
                                                                               -----------------------       -------    ------------
                                                                                SHARES             $            $             $
                                                                               ---------         -----       -------     ----------
BALANCE, DECEMBER 31, 1998                                                     4,908,072         2,018        50,000      2,550,000
   Additional shares due to rounding on common share reverse split                   227          --            --             --
   Equity components of 10% convertible debentures [note 11a]                       --            --            --             --
   Warrants issued with issuance of convertible debentures [note 11a]               --            --            --             --
   Equity component of financing fees [note 11a]                                    --            --            --             --
   Shares issued on conversion of convertible debt and accrued interest        1,197,054           599          --             --
     [note 11a]
   Financing fees associated with converted debentures                              --            --            --             --
   Discount associated with converted debentures                                    --            --            --             --
   Warrants issued with issuance of 10% convertible debentures [note 12b]           --            --            --             --
   Equity component of 8% convertible debentures [note 12b]                         --            --            --             --
   Warrants issued with issuance of 8% convertible debentures [note 12b]            --            --            --             --
   Issuance of shares on 3.6% acquisition of FutureLink Alberta [note 4a]         23,500            12          --             --
   Issuance of common stock for services [note 12]                                41,652            32       (50,000)          --
   Issuance of common stock relating to exchange of exchangeable shares
     on acquisition of SysGold in 1998 [note 4b]                                    --             424          --       (2,550,000)
   Issuance of common stock for interest [note 11a]                               36,706            18          --             --
   Warrants issued with issuance of convertible debentures under amended
     agreement [note 11a]                                                           --            --            --             --
   Equity component of 10% convertible debentures under amended
     agreement                                                                      --            --            --             --
   [note 11a]
   Warrants issued with issuance of 8% senior subordinated convertible
     promissory notes [note 11c]                                                    --            --            --             --
   Equity component of 8% senior subordinated convertible promissory                --            --            --
     notes [note 11c]
   Warrants issued as placement fee on issuance of 8% senior
     subordinated convertible promissory note [note 11c]                            --            --            --             --
   Placement fee attributable to equity component of 8% senior
     subordinated convertible promissory notes [note 11c]                           --            --            --             --
   Warrants issued for advisory services [note 17]                                  --            --            --             --
   Warrants issued for advisory services [note 17]                                  --            --            --             --
   Warrants issued for advisory services [note 17]                                  --            --            --             --
   Finance fees attributable to equity component of 8% senior
     subordinated convertible promissory notes [note 17b]                           --            --            --             --
   Equity component of 10% convertible debentures [note 11d]                        --            --            --             --
   Warrants issued with issuance of 10% convertible debentures [note 11d]           --            --            --             --
   Financing fees associated with 10% convertible debentures [note 11d]             --            --            --             --
   Exercise of employee stock options                                             27,500             3          --             --
   Shares issued on conversion of 8% convertible debt and accrued                355,836            36          --             --
     interest [note 12b]
   Financing fees and debt discount associated with converted debentures            --            --            --             --
   Shares issued on conversion of 10% convertible debt and accrued                27,431             2          --             --
     interest [note 12a]
   Shares issued on conversion of convertible debt [note 11c]                  2,291,221           229          --             --
   Financing fees and debt discount associated with converted debentures            --            --            --             --
   Exercise of warrants [note 11a]                                                52,083             5          --             --
   Shares issued under loan agreement [note 5]                                   232,829            23          --             --
   Issuance of 8% senior subordinated convertible promissory notes [note            --            --            --             --
     11b]
   Finance fees associated with convertible debt issuance [note 11b]                --            --            --             --
   Share issue costs                                                                --            --            --             --
                                                                               ---------         -----       -------     ----------
BALANCE, SEPTEMBER 30, 1999                                                    9,194,111         3,401          --             --
                                                                               =========         =====       =======     ==========



                                                                               CAPITAL                          SHARE
                                                                              IN EXCESS       CONTRIBUTED      PURCHASE
                                                                                OF PAR          SURPLUS        WARRANTS
                                                                              ----------      -----------     ----------
                                                                                  $                $              #
                                                                              ----------      -----------     ----------
BALANCE, DECEMBER 31, 1998                                                     6,437,640       1,224,668         484,944
   Additional shares due to rounding on common share reverse split                  --              --              --
   Equity components of 10% convertible debentures [note 11a]                       --           911,990            --
   Warrants issued with issuance of convertible debentures [note 11a]               --           129,500         129,534
   Equity component of financing fees [note 11a]                                    --           (91,194)           --
   Shares issued on conversion of convertible debt and accrued interest        1,560,887            --              --
     [note 11a]
   Financing fees associated with converted debentures                           (96,834)           --              --
   Discount associated with converted debentures                                 (26,747)           --              --
   Warrants issued with issuance of 10% convertible debentures [note 12b]           --            20,000         150,621
   Equity component of 8% convertible debentures [note 12b]                         --           125,000            --
   Warrants issued with issuance of 8% convertible debentures [note 12b]            --            35,847          26,553
   Issuance of shares on 3.6% acquisition of FutureLink Alberta [note 4a]         42,288            --              --
   Issuance of common stock for services [note 12]                               124,968            --              --
   Issuance of common stock relating to exchange of exchangeable shares
     on acquisition of SysGold in 1998 [note 4b]                               2,549,576            --              --
   Issuance of common stock for interest [note 11a]                               76,347            --              --
   Warrants issued with issuance of convertible debentures under amended
     agreement [note 11a]                                                           --         1,200,000         862,132
   Equity component of 10% convertible debentures under amended
     agreement                                                                      --         1,015,000            --
   [note 11a]
   Warrants issued with issuance of 8% senior subordinated convertible
     promissory notes [note 11c]                                                    --         3,126,620       4,019,250
   Equity component of 8% senior subordinated convertible promissory                --         4,911,880            --
     notes [note 11c]
   Warrants issued as placement fee on issuance of 8% senior
     subordinated convertible promissory note [note 11c]                            --         1,800,000       2,000,000
   Placement fee attributable to equity component of 8% senior
     subordinated convertible promissory notes [note 11c]                           --        (1,800,000)           --
   Warrants issued for advisory services [note 17]                                  --         1,800,000       2,000,001
   Warrants issued for advisory services [note 17]                                  --            40,320          45,600
   Warrants issued for advisory services [note 17]                                  --           228,950          95,000
   Finance fees attributable to equity component of 8% senior
     subordinated convertible promissory notes [note 17b]                           --          (159,722)           --
   Equity component of 10% convertible debentures [note 11d]                        --            79,821            --
   Warrants issued with issuance of 10% convertible debentures [note 11d]           --            41,800          44,505
   Financing fees associated with 10% convertible debentures [note 11d]             --            (4,180)           --
   Exercise of employee stock options                                            100,622            --              --
   Shares issued on conversion of 8% convertible debt and accrued                537,278            --              --
     interest [note 12b]
   Financing fees and debt discount associated with converted debentures         (38,619)           --              --
   Shares issued on conversion of 10% convertible debt and accrued                55,125            --              --
     interest [note 12a]
   Shares issued on conversion of convertible debt [note 11c]                  2,302,271            --              --
   Financing fees and debt discount associated with converted debentures        (444,673)           --              --
   Exercise of warrants [note 11a]                                                65,099            --           (52,083)
   Shares issued under loan agreement [note 5]                                 1,999,977            --              --
   Issuance of 8% senior subordinated convertible promissory notes [note            --              --         2,475,000
     11b]
   Finance fees associated with convertible debt issuance [note 11b]          (1,392,592)           --              --
   Share issue costs                                                              (5,262)           --              --
                                                                              ----------      ----------      ----------
BALANCE, SEPTEMBER 30, 1999                                                   13,847,351      14,636,300      12,281,057
                                                                              ==========      ==========      ==========


The above statement gives retroactive effect to the share reverse split of 5 to 1 on June 1, 1999.

                                FUTURELINK CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts stated in $U.S.)


                                                                      3 MONTH PERIOD ENDED            9 MONTH PERIOD ENDED
                                                                          SEPTEMBER 30                    SEPTEMBER 30
                                                                   --------------------------     ---------------------------
                                                                     1999            1998           1999             1998
                                                                       $               $              $                $
                                                                   ----------      ----------     -----------      ----------
                                                                   (unaudited)     (unaudited)                     (unaudited)

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period                                            (7,616,895)     (3,884,362)    (21,968,901)     (4,366,754)
Adjustments to reconcile net loss to net cash provided by
   operating activities
     Equity in loss of investee [note 4b]                                --           395,963            --           807,279
     Non cash interest expense                                         86,374       1,205,357       7,321,543       1,205,357
     Non cash consulting expense                                      450,000            --           875,000            --
     Non cash expenses included with contracts, payroll and
       benefits expense                                                  --         2,114,000            --         2,114,000
     Depreciation                                                     172,012         166,856         522,262           6,396
     Amortization of deferred financing fees and debt discount      1,868,465            --         3,334,982            --
     Amortization of intangible assets                                460,515            --         1,421,035         160,460
     Non cash compensation expense                                    250,000            --           250,000            --
     Extraordinary item                                                  --              --           432,952            --
     Other                                                             51,543            --            81,445            --
     Deferred tax benefit                                            (118,987)           --          (356,961)           --
                                                                   ----------      ----------     -----------      ----------
                                                                   (4,396,973)         (2,186)     (8,086,643)        (73,262)
Changes in non-cash working capital [note 15]                       1,466,187        (572,888)       (193,349)       (571,839)
Other                                                                 (58,376)           --           (58,376)           --
                                                                   ----------      ----------     -----------      ----------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                        (2,989,162)       (575,074)     (8,338,368)       (645,101)
                                                                   ----------      ----------     -----------      ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
Advances to FutureLink Alberta                                           --          (353,104)           --        (1,694,879)
Capital assets purchased                                             (478,711)        (20,266)     (2,022,488)        (20,266)
Cash consideration on acquisition of SysGold [note 4a]                   --        (2,019,149)           --        (2,019,149)
Deposits on acquisitions [note 3]                                  (2,084,786)           --        (3,304,975)           --
Other                                                                    --              --          (125,193)           --
Changes in non-cash working capital [note 15]                          38,527            --          (250,924)           --
                                                                   ----------      ----------     -----------      ----------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                        (2,524,970)     (2,392,519)     (5,703,580)     (3,734,294)
                                                                   ----------      ----------     -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received/(paid) under demand credit facility                    (638,945)        564,754        (819,217)        564,754
Issuance of common stock                                                 --              --              --           764,885
Exercise of employee stock options                                     98,825            --           100,625            --
Exercise of warrants                                                   65,104            --            65,104            --
Share issue costs                                                        --              --            (5,262)           --
Repayment of capital lease obligations                                (12,900)           --           (30,604)           --
Issuance of 8% convertible debentures net of issue costs [note           --              --         2,925,000            --
   11a]
Repayment of 8% convertible debentures [note 11a]                        --              --        (1,470,000)           --
Repayment of 10% convertible debentures [note 12a]                       --              --          (218,725)           --
Issuance of 8% senior subordinated convertible debentures net
   of issue costs [note 11c]                                             --              --         7,258,327            --
Issuance of 8% senior subordinated convertible debentures net
   of issue costs [note 11b]                                       13,607,408            --        13,607,408            --
Issuance of 10% convertible debentures net of issue costs                --         2,025,000         247,500       2,025,000
   [note 11d]
Issuance of 8% convertible debentures net of issue costs [note           --              --           490,000            --
   12b)
Issuance of note payable net of issue costs                              --              --           125,000            --
Repayment of promissory note                                             --              --          (150,000)           --
Repayment of note payable                                                --              --          (381,033)           --
Other financing fees                                                  (48,311)           --          (137,311)           --
Advances from stockholders                                               --           377,907            --         1,024,824
Changes in non-cash working capital [note 15]                            --              --           243,085            --
                                                                   ----------      ----------     -----------      ----------
NET CASH FLOWS RECEIVED FROM FINANCING ACTIVITIES                  13,071,181       2,967,661      21,849,897       4,379,463
                                                                   ----------      ----------     -----------      ----------
INCREASE IN CASH                                                    7,557,049              68       7,807,949              68
Cash, beginning of period                                             257,551            --             6,651            --
                                                                   ----------      ----------     -----------      ----------

CASH, END OF PERIOD                                                 7,814,600              68       7,814,600              68
                                                                   ==========      ==========     ===========      ==========

Cash interest paid                                                    175,970          15,701         230,707          15,701

See accompanying notes

                                FUTURELINK CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999, September 30, 1998 (unaudited), and December 31, 1998



1. BASIS OF PRESENTATION

The Company's predecessor was incorporated on April 4, 1955 in the State of Colorado, USA. Effective February 17, 1998, the Company's name became FutureLink Distribution Corp. On October 15, 1999, the Company merged with an inactive subsidiary to form FutureLink Corp. The Company is now incorporated in the state of Delaware.

The Company is an information technology service provider focusing on providing utility-like computing services to businesses.

The Company has experienced net losses over the past three years and as of September 30, 1999, had an accumulated deficit of $3,795,413. Such losses are attributable to both cash operating losses relating to costs incurred in the development of the Company's services and infrastructure and non cash interest and amortization charges. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services.

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

INTANGIBLE ASSETS

(a)  Employee and consultants base

     The employee and consultants base recorded on the acquisition of SysGold is recorded at cost and is being amortized on a straight-line basis over three years. The recoverability of the employee and consultants base is assessed periodically based on retention of employees and consultants in relation to management estimates of undiscounted future revenue provided from information technology services.

(b)  Goodwill

     Goodwill is recorded at cost and is being amortized on a straight line basis over five years. The recoverability of goodwill is assessed periodically based on management estimates of undiscounted future operating income from each of the acquired businesses to which the goodwill relates.

FINANCING FEES

Financing fees consisting of cash paid and warrants issued associated with that portion of convertible debentures classified as debt are deferred and amortized over the life of the debentures, unless the debentures have been converted. Financing fees associated with that portion of the convertible debentures classified as contributed surplus is charged to that account. The pro rata portion of unamortized financing fees associated with converted debentures is charged to share capital in excess of par value.

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

CONSOLIDATION

These consolidated financial statements include the accounts of the Company's wholly owned subsidiary FutureLink Distribution Corp. ("FutureLink Alberta") which is the result of mergers effective August 1, 1999 of FutureLink Distribution Corp. (Alberta), FutureLink Acquisition Corp. and
FutureLink/SysGold Ltd. ("SysGold").

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's subsidiaries as at September 30, 1999 is the Canadian Dollar. Adjustments arising from translating the subsidiaries' financial statements into United States dollars are recorded in stockholders' equity as a cumulative translation adjustment.

ADVERTISING COSTS

Advertising costs are expensed as incurred.

RELATED PARTY TRANSACTIONS

Related party transactions are recorded at the amounts agreed to by the parties.

LOSS PER SHARE

Loss per common share is loss for the period divided by the weighted average number of common shares outstanding after retroactive effect of the share consolidation. The effect on earnings per share of the exercise of options and warrants, and the conversion of convertible debentures is anti-dilutive.

STOCK OPTIONS

The Company applies the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost is recognized in the accounts.

CERTAIN RECLASSIFICATIONS

Certain amounts in the 1998 financial statements have been reclassified to conform to the current year presentation.

3. DEPOSITS ON ACQUISITIONS

As at September 30, 1999, the Company paid the following amounts relating to deposits and acquisition costs on the proposed acquisitions of Executive LAN Management, Inc. ("Micro Visions"), CN Networks, Inc. ("CNI"), and Async Technologies, Inc. ("Async"):


                                                                         ACQUISITION
                                                           DEPOSIT          COSTS         TOTAL
                                                              $               $             $
                                                          ------------  -------------   ----------
Micro Visions                                                2,000,000        268,235    2,268,235
CNI                                                            390,000         20,665      410,665
Async                                                          600,000         26,075      626,075
                                                          ------------  -------------   ----------
                                                            $2,990,000        314,975    3,304,975
                                                          ------------  -------------   ----------

A)  PROPOSED ACQUISITION OF MICRO VISIONS

On June 2, 1999, the Company signed an Agreement and Plan of Reorganization and Merger with Micro Visions. The agreement provided for a merger of Micro Visions with a subsidiary of the Company such that all off Micro Visions' outstanding stock shall be sold to the Company in exchange for $12,000,000 cash and 6,000,000 common shares, as well as contingent consideration of 2,400,000 common shares subject to the achievement of certain targets. On October 15, 1999 all conditions set forth in the Agreement had been satisfied or waived and the acquisition and merger were completed.

The additional share consideration is based upon the achievement of the following performance criteria as described in the agreement for the period from January 1, 1999 to December 31, 1999 of which items ii) and iii) have been achieved thus far:

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

The acquisition will be accounted for by the purchase method. The purchase price will be allocated to the net assets acquired based on their estimated fair values. As at September 30, 1999, the purchase allocation would be as follows:


                                                                                         $
                                                                                    ------------
NET ASSETS ACQUIRED
Working capital deficiency                                                              (656,000)
Capital and other assets                                                               1,063,000
Goodwill                                                                              52,017,673
                                                                                    ------------
NET ASSETS ACQUIRED                                                                   52,424,673
                                                                                    ------------

CONSIDERATION:
Cash                                                                                  12,000,000
7,200,000 common shares                                                               40,049,673
Estimated acquisition costs                                                              375,000
                                                                                    ------------
                                                                                      52,424,673
                                                                                    ------------

The remaining consideration has not been reflected, as the outcome of the contingency cannot be reasonably determined at this time. The additional share consideration will be recorded as additional purchase price consideration (goodwill) if and when it becomes payable.

B)   PROPOSED ACQUISITION OF CNI

On September 7, 1999, the Company entered into an Agreement and Plan of Reorganization and Merger with CNI. The Agreement provides for a merger of CNI with a subsidiary of the Company such that all of CNI's outstanding stock shall be sold to the Company in exchange for $3,900,000 cash and 1,181,816 common shares. On November 5, 1999 all conditions set forth in the Agreement had been satisfied or waived, the merger was completed, 1,181,816 shares were issued, and the remaining $3,510,000 cash was paid.

The acquisition will be accounted for by the purchase method. The purchase price will be allocated to the net assets acquired based on their estimated fair values. As at September 30, 1999, the purchase allocation would be as follows:

                                                                                         $
                                                                                    ------------
NET ASSETS ACQUIRED
Working capital                                                                          435,383
Capital and other assets                                                                  83,874
Goodwill                                                                              13,005,743
                                                                                    ------------
NET ASSETS ACQUIRED                                                                   13,525,000
                                                                                    ------------

CONSIDERATION:
Cash                                                                                   3,900,000
1,181,816 common shares                                                                9,100,000
Estimated acquisition costs                                                              525,000
                                                                                    ------------
                                                                                      13,525,000
                                                                                    ------------

C)   PROPOSED ACQUISITION OF ASYNC

On September 7, 1999, FutureLink entered into an Agreement and Plan of Reorganization and Merger with Async and Async Technical Institute, Inc. ("ATII"). The Agreement provides for an initial merger between Async and ATII, with Async being the surviving entity, and then a subsequent merger of Async with a subsidiary of the Company such that Async's outstanding stock shall be sold to the Company in exchange for $6,000,000 cash and 1,298,705 common shares.

The acquisition, upon completion will be accounted for by the purchase method. The purchase price will be allocated to the net assets acquired based on their estimated fair values. As at September 30, 1999, the purchase allocation would be as follows:


                                                                                         $
                                                                                    ------------
NET ASSETS ACQUIRED
Working capital deficiency                                                              (331,424)
Capital and other assets                                                                 135,077
Goodwill                                                                              16,721,347
                                                                                    ------------
NET ASSETS ACQUIRED                                                                   16,525,000
                                                                                    ------------


CONSIDERATION:
Cash                                                                                   6,000,000
1,298,705 common shares                                                               10,000,000
Estimated acquisition costs                                                              525,000
                                                                                    ------------
                                                                                      16,525,000
                                                                                    ------------

4.  INVESTMENTS

A)  FUTURELINK ALBERTA

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

                                                                                         $
                                                                                    ------------
308,000 common shares                                                                     15,400
Advances to equity investee                                                            1,694,879
Equity loss in investee                                                                 (807,279)
                                                                                    ------------
                                                                                         903,000
                                                                                    ------------

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

As a result of these two transactions the Company acquired 96.4% of FutureLink Alberta for a total purchase price of $1,059,145, including acquisition costs of $56,218. Net assets acquired were as follows:

                                                                                         $
                                                                                    ------------
NET ASSETS ACQUIRED
Working capital deficiency                                                              (338,825)
Capital assets                                                                           350,619
Goodwill                                                                               2,037,656
Tax loss carryforwards                                                                   288,194
Valuation allowance                                                                     (288,194)
Other obligations                                                                       (990,305)
                                                                                    ------------
NET ASSETS ACQUIRED                                                                    1,059,145
                                                                                    ------------

FutureLink Alberta was consolidated from November 24, 1998 to December 31, 1998.

On February 26, 1999, FutureLink Alberta became a wholly owned subsidiary when the Company purchased the remaining 117,500 shares (3.6%) of FutureLink Alberta in exchange for 23,500 common shares of the Company.

B) RIVERVIEW MANAGEMENT CORPORATION

Effective August 24, 1998, the Company acquired all of the outstanding shares of Riverview Management Corporation ("SysGold"), an information technology outsourcing and services firm. The consideration for the purchase, totalling $5,003,887, including acquisition costs of $53,705, consisted of a cash payment of $2,019,149, promissory notes payable for $381,033 ($585,000 Canadian) payable on demand on or before 90 days after August 24, 1998, and 4,250,000 SysGold exchangeable shares which are exchangeable into 850,000 common shares of the Company. The exchangeable shares had an ascribed value of $2,550,000. The common shares issued are exchangeable shares in SysGold which are convertible at any time into shares of the Company on a one to one basis. The acquisition was accounted for using the purchase method. Net assets acquired were as follows:

                                                                                         $
                                                                                    ------------
NET ASSETS ACQUIRED
Non cash working capital deficiency                                                     (179,251)
Capital assets                                                                           135,291
Goodwill                                                                               3,275,687
Employee and consultants base                                                          3,200,000
Deferred tax liability                                                                (1,427,840)
                                                                                    ------------
NET ASSETS ACQUIRED                                                                    5,003,887
                                                                                    ============

During 1999, the notes were paid in full and the 850,000 exchangeable shares were exchanged for common shares.

5.        LOAN RECEIVABLE

On August 1, 1999, the Company loaned $2,000,000 to an executive which was then used by the executive to purchase 232,829 common shares of the Company. The loan receivable has been recorded as a reduction of stockholders' equity. The common stock are escrowed. On October 1, 1999, 29,129 shares were released from escrow. An additional 29,100 shares will be released from escrow on a quarterly basis commencing January 1, 2000. So long as the executive remains employed by the Company, $250,000 of the principal amount of the loan shall be forgiven on a quarterly basis.

The loan bears interest at 5.625% per year. Interest is payable annually, however should the executive be employed at the end of each annual period, the interest will be forgiven at such time. Interest earned by the Company for both the three and nine month periods ended September 30, 1999 was $18,750.

During the three and nine month periods ending September 30, 1999, the Company recognized $250,000 as salary expense relating to the services received from the employee in relation to the loan agreement.

6.       DEBENTURE RECEIVABLE

During 1998, the Company's subsidiary, FutureLink Alberta, disposed of certain assets and operations in exchange for a 50% equity investment in NextClick Ltd. valued at $1. On November 30, 1998 the Company sold its investment in exchange for a non interest bearing debenture receivable in the amount of $100,000 Canadian. The debenture is due on demand on or after March 31, 1999. A first floating charge against the assets of the issuer has been pledged as security. Due to the uncertainty of collectibility, the $100,000 debenture is carried at the book value of the exchanged common shares, being $1.

7.  CAPITAL ASSETS

                                                                  SEPTEMBER 30, 1999
                                                        -----------------------------------------
                                                                      ACCUMULATED       NET BOOK
                                                          COST       DEPRECIATION         VALUE
                                                            $              $                $
                                                        ---------        -------        ---------
Computers and equipment                                 1,846,940        340,206        1,506,734
Leasehold improvements                                    299,103         49,674          249,429
Software                                                  561,135        249,683          311,452
Office equipment                                          503,952         68,298          435,654
Equipment under capital lease                             137,735         43,782           93,953
                                                        ---------        -------        ---------
                                                        3,348,865        751,643        2,597,222
                                                        =========        =======        =========

                                                                  SEPTEMBER 30, 1998
                                                          ---------------------------------------
                                                                      ACCUMULATED       NET BOOK
                                                          COST       DEPRECIATION         VALUE
                                                            $              $                $
                                                          -------          -----          -------
Computers and equipment                                    50,470          3,484           46,986
Leasehold improvements                                     25,029            617           24,412
Software                                                    1,561            421            1,141
Office equipment                                           24,900            878           24,022
Equipment under capital lease                              53,932            996           52,935
                                                          -------          -----          -------
                                                          155,892          6,396          149,496
                                                          =======          =====          =======

                                                                   DECEMBER 31, 1998
                                                        -----------------------------------------
                                                                      ACCUMULATED       NET BOOK
                                                          COST       DEPRECIATION         VALUE
                                                            $              $                $
                                                        ---------        -------        ---------
Computers and equipment                                   605,830         80,872          524,958
Leasehold improvements                                    218,018         16,720          201,298
Software                                                  185,406         69,405          116,001
Office equipment                                          181,384         17,706          163,678
Equipment under capital lease                             135,740         18,752          116,988
                                                        ---------        -------        ---------
                                                        1,326,378        203,455        1,122,923
                                                        =========        =======        =========

8.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                  SEPTEMBER 30, 1999
                                                        -----------------------------------------
                                                                      ACCUMULATED        NET BOOK
                                                          COST       AMORTIZATION         VALUE
                                                            $              $                $
                                                        ---------        -------        ---------
Goodwill                                                5,340,271        906,429        4,433,842
Employee and consultants base                           3,200,000      1,182,223        2,017,777
                                                        ---------      ---------        ---------
                                                        8,540,271      2,088,652        6,451,619
                                                        =========      =========        =========


                                                                  SEPTEMBER 30, 1998
                                                        -----------------------------------------
                                                                      ACCUMULATED        NET BOOK
                                                          COST       AMORTIZATION         VALUE
                                                            $              $                $
                                                        ---------        -------        ---------
Goodwill                                                2,119,142         43,565        2,075,577
Employee and consultants base                           3,200,000        116,895        3,083,105
                                                        ---------        -------        ---------
                                                        5,319,142        160,460        5,158,682
                                                        =========        =======        =========


                                                                   DECEMBER 31, 1998
                                                        -----------------------------------------
                                                                      ACCUMULATED        NET BOOK
                                                          COST       AMORTIZATION         VALUE
                                                            $              $                $
                                                        ---------        -------        ---------
Goodwill                                                5,313,334        285,395        5,027,939
Employee and consultants base                           3,200,000        382,222        2,817,778
                                                        ---------        -------        ---------
                                                        8,513,334        667,617        7,845,717
                                                        =========        =======        =========

The $3,200,000 relating to employee and consultants base represents the valuation placed on the knowledge, expertise, and contacts of employees and consultants of SysGold.

9.  CAPITAL AND OPERATING LEASE OBLIGATIONS PAYABLE

The future minimum lease payments at September 30, 1999 under capital and operating leases are as follows:

                                                                         CAPITAL        OPERATING
                                                                          LEASES          LEASES
                                                                           $                $
                                                                         --------       ---------
1999                                                                       12,484         147,309
2000                                                                       40,382         554,352
2001                                                                       20,624         495,190
2002                                                                        2,251          46,099
2003                                                                           --             192
                                                                         --------       ---------
Total future minimum lease payments                                        75,741       1,243,142
Less:  imputed interest                                                   (10,167)             --
                                                                         --------       ---------
Balance of obligations under capital lease                                 65,574              --
Less:  current portion included in accounts payable
and accrued liabilities                                                   (37,962)             --
                                                                         --------       ---------
Long term obligation under capital lease                                   27,612              --
                                                                         ========       =========

The future minimum lease payments at December 31, 1998 under capital and operating leases are as follows:

                                                                        CAPITAL         OPERATING
                                                                         LEASES          LEASES
                                                                           $                $
                                                                         --------       ---------
1999                                                                       65,916         265,111
2000                                                                       33,466         244,205
2001                                                                       13,748         243,654
2002                                                                           --          20,289
2003                                                                           --              --
                                                                         --------       ---------
Total future minimum lease payments                                       113,130         773,259
Less:  imputed interest                                                   (16,952)             --
                                                                         --------       ---------
Balance of obligations under capital lease                                 96,178              --
Less:  current portion                                                    (65,916)             --
                                                                         --------       ---------
Long term obligation under capital lease                                   30,262              --
                                                                         ========       =========

10.       BANK INDEBTEDNESS

As at September 30, 1999, a subsidiary of the Company, FutureLink Alberta, has a demand credit facility with a Canadian chartered bank for $2,100,000 Canadian for which the Company has provided a guarantee and postponement of claim. The facility provides for a first floating charge over all assets of the subsidiary as well as an assignment of the shares of the subsidiary. Interest on the facility is based on a range of the bank's prime rate plus 1% to the bank's prime rate plus 3% depending on the subsidiary's debt to equity ratio.

As at December 31, 1998, the demand credit facility was $1,000,000. At that time the Company was in breach of its current ratio covenant. During the second quarter of 1999, the Company rectified the situation. The bank waived its right in respect of the breach.

11.       CONVERTIBLE DEBENTURES

                                                   SEPTEMBER 30,    September 30,     December 31,
                                                       1999              1998             1998
                                                         $                $                  $
                                                   -------------    -------------    -------------
LONG TERM
10% TK convertible debentures (a)                     1,678,344        2,070,602         2,153,457
8% Senior  subordinated  convertible  promissory
   notes (b)                                         15,000,000                -                 -
8% Senior  subordinated  convertible  promissory
   notes (c)                                          5,259,043                -                 -
10% Convertible debentures (d)                          232,979                -                 -
                                                     ----------        ---------         ---------
                                                     22,170,366        2,070,602         2,153,457
                                                     ==========        =========         =========

A) 10% TK CONVERTIBLE DEBENTURES

                                                   SEPTEMBER 30,    September 30,     December 31,
                                                       1999              1998             1998
                                                         $                $                 $
                                                   -------------    -------------    -------------
Principal                                             2,500,000        2,050,000         2,220,000
Discount on debt                                       (977,830)               -                 -
Deferred financing fee                                        -                -          (222,073)
Accrued interest                                        156,174           20,602           155,530
                                                      ---------        ---------         ---------
NET BALANCE                                           1,678,344        2,070,602         2,153,457
                                                      =========        =========         =========

During 1998 the Company entered into a 10% convertible debenture agreement with Thomson Kernaghan & Co. Ltd. (`TK") as agent, to provide up to $5,000,000 of financing. The financing included the issuance of 208,333 share purchase warrants. During the nine month period to September 30, 1998, the Company received $2,250,000 under the financing arrangement. On September 21, 1998, $200,000 of the convertible debentures, together with accrued interest were converted into 133,752 common shares. During the fourth quarter of 1998, an additional $470,000 of funding was received and $300,000 plus $5,042 of accrued interest was converted into 241,203 common shares.

During the first quarter of 1999, the Company received the final $2,280,000 under the $5,000,000 facility. In addition, the Company amended the terms of the 10% TK convertible debentures which increased the total available financing from $5,000,000 to $6,000,000 following which the Company received an additional $970,000. In addition, an additional 129,534 warrants were issued which were recorded to contributed surplus at a value of $129,500 based on the fair value of the warrants with an offsetting entry to discount on debt.

Of the total principal amount of the debentures of $6,000,000, a total of $1,689,133 has been attributed to the intrinsic value of the conversion option. Of this amount, $911,990 relates to debentures received during the nine months to September 30, 1999. The amount attributed to the conversion option has been included in interest expense as the conversion option was exercisable upon issuance.

During 1999, $1,500,000 of the convertible debentures, together with $61,486 of accrued interest, were converted into 1,197,054 common shares.

On April 26, 1999, the Company amended the terms of the 10% TK convertible debenture agreement. Previously the debenture holders had the right to convert the debentures at a price equal to the lower of $3.75 per share and 78% of the average closing bid price of the Company's common stock for the three trading days immediately preceding the conversion. Following the amendment, the debenture conversion price was fixed at $1.00 per common share. In addition, the common share purchase warrants of 208,334 and 129,534 issued under prior agreements were repriced such that their exercise price of $4.80 became $1.25 per common share. The Company also issued an additional 862,132 share purchase warrants at an exercise price of $1.25 per common share such that a total of 1,200,000 share purchase warrants are outstanding relating to this convertible debenture agreement. In addition, the Company paid $1,881,600 as consideration for the cancellation of $1,470,000 of the principal balance such that $2,500,000 of the convertible debentures remain outstanding.

During the nine month period ended September 30, 1999, an amount of $844,552 has been recorded as an extraordinary item relating to the loss on extinguishment of debt and includes $259,318 unamortized finance fees and $173,634 unamortized debt discount associated with the $3,470,000 of debt existing at the time, as well as $411,600 relating to the cost of settling $1,470,000 of debt. In addition, an amount of $1,015,000 attributable to the intrinsic value of the conversion feature of the amended debt has been included as interest expense with a corresponding credit to contributed surplus as the conversion option was exercisable upon issuance.

An amount of $1,200,000 has been included in contributed surplus as the estimated value attributed to the 1,200,000 warrants as they were exercisable upon issuance. The amount is being amortized to expenses over the remaining life of the debentures of which $222,170 has been amortized to September 30, 1999. The warrants expire August 20, 2001.

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

B) 8% $15,000,000 PRINCIPAL AMOUNT OF SENIOR SUBORDINATED CONVERTIBLE PROMISSORY NOTES

                                              SEPTEMBER 30, 1999
                                                       $
                                              ------------------
Principal                                        15,000,000
                                                 ----------
NET BALANCE AT SEPTEMBER 30, 1999                15,000,000
                                                 ==========
On July 27, 1999, the Company completed a closing of 8% senior subordinated convertible promissory notes and warrants for gross proceeds of $15,000,000. The Notes are due on the earlier of (i) July 19, 2001; (ii) the consummation of a public offering of the Company's securities; (iii) the completion of a private placement resulting in gross proceeds of at least $15,000,000; and (iv) the consummation of a merger, combination or the sale of substantially all of the Company's assets, or the purchase by a single entity or person of more than 50% of the Company's voting stock. The Notes are convertible into common stock at an exercise price of $8.50 per common share. However, if prior to maturity, the Company completes a private placement of debt or equity securities resulting in gross proceeds of at least $15,000,000, and the terms of this subsequent placement are acceptable to the agent and the noteholders, the Notes will automatically convert as payment for an investment into the securities sold in the subsequent conversion, and will be converted at the same price and terms as that private placement.

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

The 2,475,000 warrants issued under this offering were recorded as a component of equity since it was known that the notes would convert into the securities of a subsequent offering. Accordingly, a net amount of nil has been recorded to capital in excess of par.

Subsequent to September 30, 1999 and following a private placement (see note
21c), the $15,000,000 promissory notes converted into 2,727,273 common shares at $5.50 per share and 711,818 warrants at an exercise price of $8.50 per share.

C) 8% $8,038,500 PRINCIPAL AMOUNT OF SENIOR SUBORDINATED CONVERTIBLE PROMISSORY NOTES

                                                  SEPTEMBER 30, 1999
                                                           $
                                                     ------------
Principal                                             5,736,000
Discount on debt                                       (383,164)
Deferred financing fee                                  (93,793)
                                                     ------------
NET BALANCE AT SEPTEMBER 30, 1999                     5,259,043
                                                     ============

On May 7, 1999, the Company completed $8,038,500 financing of 8% senior subordinated convertible promissory notes. The notes are due April 30, 2000, however maturity may be extended by up to one year at the option of the placement agent. Interest is payable quarterly from April 30, 1999. The notes are convertible at the option of the note holders at a conversion price of $1.00 per share (except those issued to management and directors, see below). The notes will automatically convert in the event the Company raises gross proceeds from a subsequent offering of at least $10,000,000, at a valuation in excess of the greater of (i) double the average closing bid price of the Company's common stock for the 10 trading days immediately preceding the initial closing date of the subsequent offering; or (ii) $1.00 per common share. Such conversion is conditional upon the common stock underlying the notes being registered at the time of conversion.

Of the total $8,038,500 notes issued, management and directors of the Company purchased $433,000. The notes are convertible at a conversion price of $1.50 per share, subject to a 12 month lock up provision.

An amount of $4,911,880 has been attributed to the intrinsic value of the conversion option and has been included in contributed surplus with an offsetting entry to interest expense.

An amount of $3,195,848 has been included as a discount on debt and is being amortized to expenses over the estimated life of the debt of six months.

Upon entering into the agreement, the Company issued warrants to purchase 3,802,750 of common stock to the external holders of the debentures and 216,500 of common stock to directors and management of the Company. Common stock can be purchased at $1.25 per share by external holders and at $1.50 per share by directors and management. The warrants expire on April 29, 2006 but may be redeemed at the option of the Company on 30 days' notice at a redemption price of $1.25 per warrant provided (i) a registration statement is declared effective by the Securities and Exchange Commission; and (ii) the average closing bid price of the Company's common stock for 15 consecutive trading days exceeds $7.50. An amount of $3,126,620 has been included in contributed surplus as the estimated value of the warrants.

Issue costs of $780,173 were paid relating to the issuance of the debentures and were recorded as a discount on debt. The amount is being amortized over the estimated life of the debentures. In addition, 2,000,000 warrants at an exercise price of $1.25 per common share were provided to the agent as a placement fee. An amount of $1,800,000 has been attributed to the value of the warrants and has been recorded to contributed surplus. The placement fee is attributable to the equity portion of the debt and therefore this issue cost has also been recorded as a charge against contributed surplus. The warrants expire on April 29, 2006.

On August 20, 1999, $2,302,500 of the convertible promissory notes were converted into 2,291,221 common shares.

Subsequent to September 30, 1999, $5,090,500 notes were converted into 5,988,824 common shares. Also subsequent to September 30, 1999, a further 269,556 common shares were issued to those noteholders which had converted on August 20, 1999 due to the notes having anti-dilution provisions. The subsequent issuance of securities at terms and conditions preferential to that of the promissory notes resulted in the additional common shares. These anti-dilution privileges also resulted in the remaining $645,500 unconverted notes having a conversion price of $0.89 for noteholders and $1.34 for management.

D)       10% CONVERTIBLE DEBENTURES

                                                 SEPTEMBER 30, 1999
                                                          $
                                                    -------------
Principal                                              278,164
Discount on debt                                       (36,180)
Deferred financing fee                                 (20,209)
Accrued interest                                        11,204
                                                     -------------
NET BALANCE AT SEPTEMBER 30, 1999                      232,979
                                                     -------------
                                                     -------------
During the first quarter of 1999, the Company issued a $275,000 promissory note. Effective May 7, 1999, the Company entered into an agreement which converted the promissory note and $3,160 accrued interest into a 10% convertible debenture. The holder of the convertible debenture has the right to convert the debenture at $1.15 per common share. The Company may prepay upon 30 days advance notice. The note matures on April 20, 2002. At the noteholders' option, interest can be paid in stock at $1.15 per share. Interest is otherwise due at maturity.

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

The Company also paid a 10% financing fee on the original $275,000. The value of the fees associated with the equity component of the 10% convertible debentures in the amount of $4,180 has been charged to contributed surplus. The remaining amount is being amortized to expenses over the life of the debentures.

12.      SHARE CAPITAL

On June 1, 1999, the Company completed a reverse stock split of 5 to 1. All amounts disclosed in these financial statements have been restated to give effect to the reverse stock split.

ISSUED AND PAID UP

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

     During the second quarter of 1999, the Company repaid $218,725 of the principal amount. In addition, $3,867 of accrued interest was forgiven by a debenture holder. During the third quarter, $34,055 of principal and interest was repaid and $55,125 of principal and interest was converted into 27,431 common shares such that the full principal and interest relating to the note has been settled.

B) During the first quarter of 1999, the Company issued an aggregate of $500,000 8% convertible debentures, due February 28, 2002, convertible at $1.51 per share. An amount of $125,000 has been attributed to the intrinsic value of the conversion option and has been included in contributed surplus.

     Upon entering into the 8% convertible debenture agreement, the Company issued warrants to purchase 26,553 of common stock of the Company to the holder of the debentures. Common stock can be purchased at $1.88 per share. The warrants expire on February 28, 2001. An amount of $35,847 has been included in contributed surplus as the estimated value of the warrants.

     The Company paid a finance fee of $10,000 which was recorded as a discount on debt and was being amortized to expenses over the life of the convertible debentures.

     On August 21, 1999, $500,000 of principal and $37,314 of accrued interest and other fees were converted into 355,836 common shares.

C) During the nine month period ended September 30, 1998, the Company issued 51,163 common shares and 51,163 warrants for $846,800 cash. Of the warrants, 16,667 are exercisable at $15.00 on or before January 29, 1999 and at $15.50 on or before January 29, 2000; 21,163 are exercisable at $18.75 on or before April 3, 1999 and at $20.00 on or before April 3, 2000; and 13,333 are exercisable at $16.25 on or before April 22, 2000. As at September 30, 1999 none of the warrants have been exercised.

D) On July 27, 1998, the Company issued 700,000 shares to employees, officers and directors of the Company for $3,500. The fair value of these shares at that time was $2,117,500. The difference between the fair value and the cash consideration received has been included with capital in excess of par and with expenses under contracts, payroll and benefits.

E) During 1998, a stockholder advanced the Company $729,802. Interest incurred on the loan to July 2, 1998 in the amount of $2,849 was added to the principal amount owing. $350,000 of the loan was assigned to another stockholder on July 2, 1998. On the same date, both portions of the loan were converted into 225,448 common shares with an ascribed value of $732,651, and an equal number of warrants. Each warrant entitles the holders to purchase one common share at $5.00 on or before June 30, 1999 and $6.25 on or before June 30, 2000. As at September 30, 1999 none of the warrants have been exercised.

TO BE ISSUED

During 1998, the Company entered into an agreement for consulting services which provided for the settlement of fees by way of shares in the Company's stock. The number of shares issued was based on 95% of the average closing price of the Company's stock during the trading days for the month in question as quoted on the Nasdaq Over the Counter Bulletin Board. As at December 31, 1998, $50,000 was owing for consulting services in relation to this agreement, equating to 23,051 shares. During 1999, the 23,051 shares were issued along with an additional 41,652 shares relating to services performed in 1999.

OPTIONS

As of September 30, 1999, the Company has issued 4,845,500 options to purchase common stock to the Company's directors, officers and employees. Of the total issued, 27,500 have been exercised and 49,900 had expired or been cancelled. Details of the stock options outstanding at September 30, 1999 are as follows:

                                    EXERCISE PRICE           EXPIRY DATE
   NUMBER OF OPTIONS
------------------------------ ------------------------  -----------------------
                      561,000            3.80                    June 29, 2001
                      160,000            5.85                   August 5, 2001
                        5,000            2.25                 December 1, 2001
                        5,000            2.25                 December 1, 2002
                       44,900            2.25                    April 1, 2004
                      265,000            1.40                    April 1, 2004
                    2,147,000            3.15                     June 1, 2004
                      100,000            5.00                     June 1, 2004
                      880,000            6.08                     June 1, 2004
                      600,000            7.56                  August 30, 2004
------------------------------ ------------------------  -----------------------
                    4,786,100
------------------------------ ------------------------  -----------------------

The fair value of each option granted during 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 146% - 205%; risk-free interest rate of 4.0%; no payment of common share dividends; and expected life of 1 to 5 years. Had compensation cost for these plans been determined based upon the fair value at grant date, consistent with the methodology prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based compensation' (FAS 123), the Company's net loss and net loss per common share for the nine month period ended September 30, 1999 would have been $27,124,287 and $4.15, respectively.

13.  INCOME TAXES

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rates to the loss before income taxes for the following reasons:

                                                  3 MONTHS ENDED               9 MONTHS ENDED
                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                1999           1998          1999           1998
                                                  $              $             $              $
                                             ----------     ----------     ----------     ----------

Tax benefit at U.S. statutory rate (34%)     (2,630,200)    (1,325,954)    (7,590,793)    (1,489,968)
Increase (decrease) in taxes resulting
   from:
   Deferred tax asset valuation allowance     2,318,107      1,520,137      4,178,596      1,496,047
   Equity loss on affiliate                        --          176,679           --          360,208
   U.S. state taxes                            (150,241)          --         (505,127)          --
   Non deductible expenses                      681,395         27,800      4,305,780         83,605
   Foreign tax rate differences                (338,048)      (414,166)      (745,416)      (465,396)
   Other                                           --             --             --             --
                                             ----------     ----------     ----------     ----------
Deferred tax benefit                           (118,987)       (15,504)      (356,960)       (15,504)
                                             ==========     ==========     ==========     ==========

Deferred income taxes reflect the net taxes of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the companies deferred tax liabilities and assets are as follows:


                                            SEPTEMBER 30,           DECEMBER 31,
                                         1999           1998           1998
                                           $              $              $
                                      ----------     ----------     ------------
Deferred tax assets (liabilities):
   Employee and consultants base         854,673           --        1,211,634
                                      ----------     ----------     ----------

                                      ----------     ----------     ----------
Deferred tax assets
Net operating loss carryforwards       4,863,601        910,035      1,904,583
Start-up costs                            29,591         41,991         39,715
Write-off of mining related assets       206,000        206,000        206,000
Depreciation                             324,484         69,559         77,017
Debt issue costs                            --           17,495         23,327
Debenture receivable                      22,564         22,564         22,564
                                      ----------     ----------     ----------
Total deferred tax assets              5,446,240      1,267,644      2,273,206
Valuation allowance                   (5,446,240)    (1,267,644)    (2,273,206)
                                      ----------     ----------     ----------
Net deferred tax assets                     --             --             --
                                      ----------     ----------     ----------
Net deferred tax liabilities             854,673           --        1,211,634
                                      ==========     ==========     ==========

The Company has provided a valuation allowance for the full amount of deferred tax assets in light of its history of operating losses since its inception. When recognized, $288,194 of the valuation allowance will reduce goodwill. The remaining balance may be available to offset future taxes when the Company achieves profitability.

The Company has U.S. net operating losses carried forward of $7,201,000 which expire as follows:

                                                $
                                          -------------
                   2012                       100,000
                   2018                     2,467,000
                   2019                     4,634,000

The availability of these loss carryforwards to reduce future taxable income could be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Certain ownership changes can significantly limit the utilization of net operating loss carryforwards in the period following the ownership change. The Company has not determined whether such changes have occurred and the effect such changes could have on its ability to carry forward all or some of the U.S. net operating losses.

The Company has non-capital losses carried forward for Canadian income tax purposes of $6,849,000. These losses expire as follows:

                                             $
                                       -------------
                     2002                  123,000
                     2003                  563,000
                     2004                1,868,000
                     2005                  906,000
                     2006                3,389,000

14.  RELATED PARTY TRANSACTIONS

A) On August 1, 1999, the Company loaned $2,000,000 to an executive of the Company which was used to purchase 232,829 common shares from Treasury (see note 5).

B) During the nine months ended September 30, 1999, management of the Company participated in the 8% senior subordinated convertible promissory note offering by way of purchasing notes totaling $433,000 (see note 11c).

C) During the nine months ended September 30, 1999, the Company provided services and products of $30,292 ($45,117 Canadian) to Jaws Technologies Inc., an entity of which a Director was also a Director of the Company. An amount of $43,571 ($63,927 Canadian) is owing from Jaws Technologies Inc. as at September 30, 1999.

     In addition, the Company obtained services from Jaws Technologies Inc. in the amount of $2,031 ($3,025 Canadian). As at September 30, 1999 $2,206 ($3,237 Canadian) remains owing by the Company.

     During the year end December 31, 1998, the Company provided services and products of $40,277 ($59,735 Canadian) to Jaws Technologies Inc. An amount of $37,002 ($56,735 Canadian) was owing from Jaws Technologies Inc. at December 31, 1998.

D) During the nine months ended September 30, 1999, the Company provided services and products of $267,439 ($398,323 Canadian) to Willson Stationers Ltd. and e-Supplies Inc., related entities of which a previous Director was also a previous Director of these companies. As at September 30, 1999, $488,135 ($716,192 Canadian) remains owing from these entities. An allowance for doubtful accounts of $473,922 ($695,339 Canadian) has been recorded due to the uncertainty of collection.

     During the year ended December 31, 1998, the Company provided services and products of $63,561 ($94,267 Canadian) to Willson Stationers Ltd. As at December 31, 1998 an amount of $58,909 ($90,325 Canadian) was owing from Willson Stationers Ltd.

     In addition, the Company obtained $20,857 ($31,077 Canadian) of products from Willson Stationers Ltd. during the period. As at September 30, 1999, $26,382 ($38,707 Canadian) remains owing by the Company. As at December 31, 1999 an amount of $4,976 ($7,630 Canadian) was owing.

E) During 1998, two of the Company's stockholders advanced the Company $289,264 ($440,000 Canadian). Simple interest at a rate of prime plus 1%, totaling $2,854 and $10,145 to September 30, 1998 and December 31, 1998, respectively was added to the principal amount owing. In addition, one of the Company's stockholders advanced the Company $17,609 ($27,000 Canadian) of which $19,662 ($30,147) including interest was outstanding at year end. These amounts were repaid during 1999.

F) During the third quarter of 1999, the Company obtained services from Micro Visions relating to consulting work performed in connection with the Company's overall expansion of application service provider and server based computing services. The services provided by Micro Visions were charged on normal commercial terms and conditions. The total value of these services was $107,188, all of which remained outstanding at September 30, 1999.

15.  NET CHANGE IN NON-CASH WORKING CAPITAL


                                                           THREE MONTHS        NINE MONTHS
                                                             ENDING              ENDING
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                              1999                1999
                                                                $                   $
                                                           -------------       ------------
    (Increase) decrease in non-cash working capital:
    Accounts receivable                                        305,846           (278,991)
    Inventory                                                   58,063            (46,639)
    Prepaid expenses and deposits                               (7,948)           (77,004)
    Interest receivable                                        (18,750)           (18,750)
    Accounts payable and accrued liabilities                   951,815           (170,507)
    Deferred revenue                                              --               50,000
    Interest payable                                           215,688            340,703
                                                            ----------         ----------
                                                             1,504,714           (201,188)
                                                            ==========         ==========

    The change relates to the following activities:
    Operating activities                                     1,466,187           (193,349)
    Investing activities                                        38,527           (250,924)
    Financing activities                                          --              243,085
                                                            ----------         ----------
                                                             1,504,714           (201,188)
                                                            ==========         ==========

    (Increase) decrease in non-cash working capital:
    Accounts receivable                                     (1,100,475)        (1,100,475)
    Inventory                                                  (25,880)           (25,880)
    Prepaid expenses and deposits                              (74,167)           (74,167)
    Accounts payable and accrued liabilities                   808,145            809,194
    Other                                                       (1,260)            (1,260)
    Working capital acquired                                  (179,251)          (179,251)
                                                            ----------         ----------
                                                              (572,888)          (571,839)
                                                            ==========         ==========

    The change relates to the following activities:
    Operating activities                                      (572,888)          (571,839)
    Investing activities                                          --                 --
    Financing activities                                          --                 --
                                                            ----------         ----------
                                                              (572,888)          (571,839)
                                                            ==========         ==========

16.      LOSS PER SHARE

Loss per common share is loss for the period divided by the weighted average number of common shares outstanding after retroactive effect of the share consolidation. The effect on earnings per share of the exercise of options and warrants, and the conversion of the convertible securities is anti-dilutive.

17.  COMMITMENTS

A) On May 1, 1999 the Company entered into an agreement in which the Company retained an advisor for a period of one year. Compensation for the services received under the agreement include payment of $5,000 per month and issuance of 2,000,001 warrants. An amount of $1,800,000 has been included in contributed surplus as the estimated value of the warrants with an offset to shareholders' equity as warrants for services. As the amount relates to services for a one year period, $150,000 per month is being taken to income as consulting expense.

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

18.  CONTINGENCIES

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

D) The Company is currently in discussion with certain shareholders and ex-employees with respect to various issues, including employment related matters and other claims. These parties seek additional compensation in the form of cash and options. Formal statements of claim have not been filed against the Company with respect to these matters. At this time, management is unable to determine the amount, if any, it will be required to pay to settle these issues.

E) In November, 1999 the Company received correspondence from a party making claims under a letter agreement seeking further compensation for financing transactions completed by the Company. The Company is not aware of formal litigation having been filed with respect to these matters, however, the party claims an entitlement to cash fees totaling $5,129,733 as well as warrants to purchase an aggregate of 3,289,689 common shares of the Company at exercise prices ranging from $1.00 to $8.50 per share. The Company believes the claim is without merit, but continues to discuss this matter with the party in question. At this early juncture, an evaluation of the dollar amount to be paid, if any, cannot be made.

F) Under certain California State regulatory requirements, it appears the Company may be obliged to offer a rescission of certain options granted to California employees subsequent to September 30, 1999. The Company has applied for an order from the State of California approving the proposed terms of the rescission offer. The rescission offer, if approved, would be made with respect to 1,240,500 options at an exercise price of $8.50, and 40,000 shares issued in relation to other options exercise to date. In light of market prices for the Company's common stock recently being significantly in excess of the exercise price, the Company expects few holders would accept the rescission offer. However, should all offers be accepted , the maximum dollar amount the Company would be required to pay under this offer is estimated to be $2,377,800 for option holders and $152,000 for shareholders plus 7% interest per annum.

19.  SEGMENTED INFORMATION

The Company's activities are conducted in one operating segment with all activities relating to the sales and support of information technology. These activities are carried out in two geographic segments, being Canada and the United States.


                                                       SEPTEMBER 30, 1999
                                           ---------------------------------------
                                             Canada           U.S.         Total
                                               $               $             $
                                           ---------         ------      ---------
Revenue                                    5,036,715           --        5,036,715
                                           =========         ======      =========
Capital assets, goodwill and employee
and consultants base                       8,964,840         84,001      9,048,841
                                           =========         ======      =========



                                                        SEPTEMBER 30, 1998
                                           ---------------------------------------
                                             Canada           U.S.         Total
                                               $                $            $
                                           ---------         ------      ---------
Revenue                                      622,854           --          622,854
                                           =========         ======      =========
Capital assets, goodwill and employee
and consultants base                       5,308,178           --        5,308,178
                                           =========         ======      =========



                                                        DECEMBER 31, 1998
                                           ---------------------------------------
                                             Canada           U.S.         Total
                                               $                $            $
                                           ---------         ------      ---------
Revenue                                    2,436,658           --        2,436,658
                                           =========         ======      =========
Capital assets, goodwill and employee
and consultants base                       9,046,685          3,187      9,049,872
                                           =========         ======      =========


20.      FINANCIAL INSTRUMENTS

Financial instruments comprising cash, accounts receivable, due from related parties, bank indebtedness, accounts payable, accrued liabilities, due to related parties, notes payable, stockholder advances, interest payable and capital lease obligations payable approximate their fair value. It is management's opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

The Company's sales have been primarily derived from customers in Calgary, Alberta, Canada. In addition, approximately 18% of revenues for the nine month period ended September 30, 1999 were derived from one customer, as compared to 22% for the year ended December 31, 1998.

The estimated fair value of the Company's convertible debentures are as follows:


                                                                              SEPTEMBER 30, 1999
                                                                           --------------------------
                                                                           CARRYING        ESTIMATED
                                                                             VALUE         FAIR VALUE
                                                                               $               $
                                                                           ---------       ---------
TK convertible debentures (see note 11a)                                   1,678,344       2,703,286
Senior subordinated convertible promissory notes, not subsequently
     converted (see note 11c and 21e)                                        591,826       1,123,420
Convertible debentures (see 11d)                                             232,979         235,937
                                                                           ---------       ---------



                                                                              SEPTEMBER 30, 1998
                                                                           --------------------------
                                                                           CARRYING        ESTIMATED
                                                                             VALUE         FAIR VALUE
                                                                               $               $
                                                                           ---------       ---------
TK convertible debentures (see note 11a)                                   2,070,602       1,873,895
                                                                           ---------       ---------



                                                                               DECEMBER 31, 1998
                                                                           --------------------------
                                                                           CARRYING        ESTIMATED
                                                                             VALUE         FAIR VALUE
                                                                               $               $
                                                                           ---------       ---------
TK convertible debentures (see note 11a)                                   2,375,530       2,150,000
                                                                           ---------       ---------


The above fair values have been calculated based on the estimated present value of the principle and interest under the debenture plus the estimated fair value of the conversion option (exclusive of the intrinsic value of the conversion option and the detachable warrants at the issue date of the debenture). Fair values have not been determined for debt that has been converted to equity subsequent to September 30, 1999.

The fair value of the loan receivable (see note 5) is nil given $250,000 of the loan is forgiven on a quarterly basis and the Company does not expect to collect the loan balance by way of cash.

The Company is subject to interest rate risk to the extent of the interest rate being charged on the various convertible debentures. The effective interest rates realized by the Company, inclusive of the amounts relating to the non cash value of conversion features and warrants associated with the debt are as follows:


                                                                           SEPTEMBER 30, 1999
                                                                      ---------------------------
                                                                      STATED INTEREST   EFFECTIVE
                                                                            RATE          RATE
                                                                      ---------------   ---------
TK convertible debentures (see note 11a)                                    10%            92%
Senior subordinated convertible promissory notes (see note 11b)              8%             8%
Senior subordinated convertible promissory notes (see note 11c)              8%           149%
Convertible debentures (see note 11d)                                       10%            44%
Convertible debentures (converted during the period) (see note 12a)         10%            30%
Convertible debentures (converted during the period) (see note 12b)          8%            35%
                                                                      ---------------   ---------


                                                                            DECEMBER 31, 1998
                                                                      ---------------------------
                                                                      STATED INTEREST   EFFECTIVE
                                                                            RATE          RATE
                                                                      ---------------   ---------
TK convertible debentures (see note 11a)                                    10%            38%
                                                                      ---------------   ---------

                                                                           SEPTEMBER 30, 1998
                                                                      ---------------------------
                                                                      STATED INTEREST   EFFECTIVE
                                                                            RATE          RATE
                                                                      ---------------   ---------
TK convertible debentures (see note 11a)                                    10%            38%
                                                                      ---------------   ---------

21.  SUBSEQUENT EVENTS

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

C) During October and November, 1999, the Company completed a private placement of $50,000,000 gross proceeds through the issuance of 9,090,909 common shares and 2,372,727 common share purchase warrants. The warrants are exercisable for up to five years at an exercise price of $8.50 per share. The company received $30,000,000 upon initial closing. $13,000,000 was received on November 5, 1999 after the satisfaction of conditions relating to the conversion of certain existing debt (see 11c, 21e and 21f). The remaining $7,000,000 was received on November 12, 1999.

     A finance fee of 6% or $3,000,000 was paid to the placement agent. The Company also issued 909,091 common share purchase warrants to the placement agent. The warrants are exercisable for up to five years at an exercise price of $8.50 per share. Additional costs of the issue are expected to be $1,000,000.

D) During the fourth quarter, the $15,000,000 of 8% senior subordinated convertible promissory notes (see 11b) converted into 2,727,273 common shares. An additional 711,811 common share purchase warrants were also issued. The warrants are exercisable for up to five years at an exercise price of $8.50 per common share.

E) Subsequent to September 30, 1999, 5,988,824 common shares were issued in relation to the conversion of $5,090,500 of 8% senior subordinated convertible promissory notes (see 11c). In addition, 3,517,933 common shares were issued on the exercise of 3,696,500 warrants primarily on a non cash basis. These warrants were issued in connection with the original issuance of the promissory notes.

F) Subsequent to September 30, 1999, 3,799,974 shares were issued on a non cash basis relating to the exercise of 4,000,001 warrants. These warrants included 2,000,000 previously issued as a placement fee in relation to the issuance of 8% senior subordinated convertible promissory notes (see note
     11c), as well as 2,000,001 previously issued for advisory services (see note 17).

G) On November 29, 1999, the Company completed the acquisition of Async. The remaining cash of $5,400,000 was paid and 1,298,705 common share were issued.

H) On January 13, 2000, the Company became aware of a formal complaint having been filed by the party referred to in note 18(e) in respect of the matter described therein. The total amount of damages claimed is $110 million. Management believes the amount claimed is without merit and intends to vigorously defend this matter.

ITEM 2   -        ADDENDUM TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

OVERVIEW OF ADDENDUM

On November 19, 1999, FutureLink Corp. ("FutureLink" or the "Company") filed its Quarterly Report on Form 10-QSB for the nine month period ended September 30, 1999 containing unaudited consolidated financial statements. Since that time, the Company's independent auditors completed an audit of the Company's consolidated financial statements as at September 30, 1999 and for the nine months ended September 30, 1999 which resulted in certain changes to the figures reported in the previously released unaudited consolidated financial statements.

The changes made after consultation with our independent auditors involved the reclassification of certain amounts in the Company's consolidated balance sheet as at September 30, 1999, and the reclassification of non-cash consulting expense in FutureLink's consolidated statement of cash flows for the nine months ended September 30, 1999.

The changes to the consolidated balance sheet as at September 30, 1999 from that previously filed reflect the reclassification of a Loan Receivable from an executive for the purchase of common stock in the amount of $1,750,000 and of Prepaid Expenses related to warrants issued for services, in the amount of $1,050,000. Both these amounts have been reclassified as a reduction to stockholders' equity, as further described in Notes 5 and 17a, respectively, to the consolidated financial statements.

As a result of the reclassification of the Prepaid Expenses referred to above, the consolidated statement of cash flows was revised from that previously filed to reflect a reduction of $450,000 and $750,000 to the amounts previously reported as non cash consulting expense for the three month and nine month periods ended September 30, 1999, respectively, with a corresponding increase to the amounts previously reported as changes in non-cash working capital. This reclassification had no effect on the amounts of net cash flows used in operating activities as previously reported for those periods.

The above-noted changes had no effect on the consolidated statements of loss and deficit and comprehensive loss, nor on the consolidated statement of changes in stockholders' equity as previously reported. Accordingly, the MD&A for results of operations has not been amended.

The remainder of this Amended Management's Discussion and Analysis of Financial Condition and Results of Operations will focus on the financial position of the Company as at September 30, 1999 based on the figures provided in the Audited Consolidated Balance Sheet included within this Amended Current Report on Form 10-QSB/A and will also focus on recent corporate developments.

FINANCIAL POSITION

SEPTEMBER 30, 1999 VS. DECEMBER 31, 1998

                                          September 30, 1999       December 31, 1998

          Current assets                           9,922,904               1,677,171
          Long term assets                        12,412,191               8,968,640
                                                 -----------              ----------
          Total assets                            22,335,095              10,645,811
                                                 -----------              ----------
          Current liabilities                      3,077,857               4,424,198
          Long term liabilities                   23,052,651               3,395,353
                                                 -----------              ----------
          Total Liabilities                       26,130,508               7,819,551
                                                 -----------              ----------
          Total                                   (3,795,413)              2,837,401
          (Deficit) Equity                       -----------              ----------


ASSETS

Current assets increased to $9,923,000 at September 30, 1999 from $1,677,000 at December 31, 1998. This increase is primarily due to various debt financings which put the Company in a positive cash position.

Long term assets increased by $3,444,000 since December 31, 1999. The increase includes deposits of $2,990,000 and acquisition costs of $315,000 relating to Micro Visions, CNI, and Async. The increase is also due to fixed asset additions of $2,022,000. These increases are offset by depreciation of $522,000 and amortization of intangible assets of $1,421,000 for the period.

Subsequent to September 30, 1999, the Company raised gross proceeds of $50,000,000 and a large portion of the debt (over $22,000,000) has been converted to common stock which has further strengthened the Company's asset position.

LIABILITIES

Current liabilities deceased by $1,346,000. Accounts payable has decreased by $263,000 from December 31, 1998. While payables have increased proportionately with operational growth, payments to suppliers and contractors are generally paid within 30-40 days which has decreased from December, 1998. This decrease in payment period is largely due to the company obtaining additional financing and thereby enabling the Company to pay major creditors on a more current basis.
The decrease in current liabilities is also due to the Company repaying the amount drawn on its line of credit by $819,000; the bank indebtedness is now extinguished.

Long term liabilities increased approximately $19,657,000. The increase is primarily due to the issuance of approximately $26,300,000 (gross) debt during the nine months less issue costs and debt discounts. In addition, the Company repaid approximately $2,000,000 of debt during the period.

Subsequent to September 30, 1999, the Company raised gross proceeds of $50,000,000 and a large portion of the debt (over $22,000,000) has been converted to common stock which has further strengthened the Company's balance sheet position.

STOCKHOLDERS' EQUITY

Equity decreased by approximately $6,633,000 over that at December 31, 1998. Capital in excess of par increased $7,410,000 largely relating to the conversion of debt into common shares. Contributed surplus increased by $13,412,000 relating to the (non-cash) value of conversion features and warrants associated with new debt. These increases are offset by a loss of approximately $21,969,000 for the nine month period ended September 30, 1999 and certain non cash charges against shareholders' equity. These charges include $1,050,000 (non-cash) relating to an agreement for advisory services for a period of one year. The agreement provided for payment by way of warrants. Shareholders' equity also reflects a non-cash loan receivable by an executive of the Company. FutureLink issued 232,829 shares to the executive in exchange for a $2,000,000 loan. $250,000 of this loan is forgiven on a quarterly basis provided the executive remains employed with the Company. As at September 30, 1999, $250,000 had been charged against income and the balance of $1,750,000 was a loan receivable charge against shareholders' equity given the likelihood that the executive will remain employed with the Company.

Subsequent to September 30, 1999, the Company issued $50,000,000 of common shares. In addition, $20,090,500 of debt had been converted into common shares. These transactions result in a significant increase to shareholders' equity.

RECENT DEVELOPMENTS

ACQUISITION OF ASYNC TECHNOLOGIES

As previously reported, on November 26, 1999, FutureLink completed the acquisition of all of the issued and outstanding shares of Async Technologies, Inc. of Walled Lake, Michigan ("Async").

Prior to the acquisition, Async was a Platinum reseller and integrator of products from Citrix Systems Inc., recently ranked among the top ten solution providers in the United States. Async is a dominant competitor in the Northern Midwest. As well as its headquarters, Async's 24 employees serve customers from satellite offices in Detroit, Chicago, Indianapolis, Cleveland, Columbus and Pittsburgh.

Async's revenues for the nine months ended September 30, 1999 were approximately $6,208,000. This compares to earnings for the years ended December 31, 1998 and 1997 of approximately $6,056,000 and $4,599,000, respectively. Revenues consist of consulting services relating to server-based computing and the associated hardware and software sales.

On a pro forma basis, revenues for the entity consisting of FutureLink combined with the former Executive LAN Management, Inc. ("Micro Visions") acquired October 15, 1999, CN Networks, Inc. acquired November 5, 1999 and Async for the nine month period ending September 30, 1999 are approximately $33.5 million.

The acquisition of Async involved the payment of $6.0 million cash (which included a $600,000 deposit which had been paid prior to closing) and the issuance of 1,298,705 shares of FutureLink common stock. In addition to the consideration payable at closing, the former shareholders of Async could earn an additional 519,481 FutureLink shares based on achievement of certain performance criteria in 1999.

ACQUISITION OF KNS

As previously reported, on December 22, 1999, FutureLink completed the acquisition of all of the issued and outstanding shares of KNS Holdings Limited of the U.K. ("KNS").

Prior to the acquisition, KNS was the largest distributor of products from Citrix Systems Inc. outside the United States. KNS distributes a variety of other information technology hardware and software products. As well as its Newbury headquarters, KNS's 44 employees serve customers in the UK, continental Europe and the Middle East from a satellite office in Edinburgh.

KNS's revenues for the nine months ended September 30, 1999 were approximately $15,837,000 (unaudited). This compares to earnings for KNS's fiscal years ended February 28, 1999 and 1998 of approximately $18,324,000 and $948,000, respectively.

On a pro forma basis, revenues for the entity consisting of FutureLink combined with the former Micro Visions (acquired October 15, 1999) CNI (acquired November 5, 1999), Async (acquired November 26, 1999) and KNS for the nine month period ending September 30, 1999 are approximately $49.3 million.

The acquisition of KNS involved the payment of (pound)3,095,294 (approx. $5.0 million) cash and the issuance of 2,160,307 shares of FutureLink common stock to KNS's shareholders. In addition to the consideration paid at closing, the former shareholders of KNS received two notes due April 6, 2000 and June 30, 2000 for (pound)1,654,706 (approx. $2.66 million) and (pound)2,500,000 (approx. $4.025 million), respectively.

PROPOSED ACQUISITION OF VSI TECHNOLOGY SOLUTIONS

As previously reported, on December 2, 1999, FutureLink entered into an agreement to acquire all of the issued and outstanding shares of Maryland-based Vertical Software, Inc., d.b.a. VSI Technology Solutions ("VSI").

Like Micro Visions, CNI and Async, VSI is a leading mid-Atlantic region Platinum reseller and integrator of products from Citrix Systems Inc. VSI's 75 employees serve customers from its head office in Beltsville, Maryland and from satellite offices throughout Virginia.

VSI's revenues for the nine months ended September 30, 1999 were approximately $9,300,000 (unaudited), representing a 45% increase over revenues for the same period in 1998. Revenues consist of consulting services relating to server-based computing and the associated hardware and software sales.

On a pro forma basis, revenues for the entity consisting of FutureLink combined with the former Micro Visions, CNI, Async, KNS and VSI for the nine month period ending September 30, 1999 are approximately $58.6 million.

The proposed acquisition of VSI is expected to close on or before January 31, 2000 and will involve the payment to VSI's shareholders of $7.0 million cash and the issuance of 1,026,316 shares of FutureLink common stock.

MANAGEMENT CHANGES

Since July 1, 1999, the Company has undergone a number of management changes, including changes in addition to those reported in the Current Report on Form 10-QSB released November 18, 1999, as follows:

WILLIAM R. ("BILL") BOTTI - Mr. Botti was the founder of CN Networks, Inc. ("CNI"), building that company from its incorporation in 1991 into the Bay Area's leading provider of server-based computing solutions for a wide range of customers, including a number of Fortune 500 companies. Under Mr. Botti's direction, CNI grew to over 25 employees, with annual revenues averaging over $6 million over the past two fiscal years (1997 and 1998), which the former CNI will exceed in 1999. Mr. Botti was named FutureLink's Senior Vice-President leading the Application Hosting Platforms Division in December, 1999.

VINCENT L. ROMANO, JR. - Mr. Romano was named FutureLink's Executive Vice-President, Sales and Marketing in July, 1999. With the restructuring of the Company into operating divisions, Mr. Romano was named Executive Vice-President heading the Application Hosting Services Division in December, 1999. Mr. Romano brings more than 25 years of high technology industry experience to FutureLink. Most recently Senior Vice-President, World-Wide Sales and Support at USInternetworking, Inc., he was one of the founders of the Application Service Provider industry, Mr. Romano has also held executive positions at Motorola Computer Group, Data General, ShareTech (AT&T) and Honeywell.

RISK FACTORS

FutureLink continues to face numerous risk factors as set forth in the Annual Report on Form 10-KSB for the year ended December 31, 1998 and the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1999 previously filed. In addition, the recent acquisitions of Micro Visions, CNI, Async and KNS and the proposed acquisition of VSI give rise to additional to the following risk factors:

NO ASSURANCE OF COMPLETION OF VSI ACQUISITION. The Agreement to acquire VSI provides a number of conditions precedent to closing the transaction, including, but not limited to, regulatory approval from each governmental entity necessary for consummation of the proposed transaction; the Company securing financing necessary to pay the full cash portion of the purchase consideration; no material adverse changes in the condition (financial or otherwise) of either the Company or Async; and the receipt of all other necessary third party consents. There can be no assurance that the Company or VSI will be able to meet all of these conditions precedent, or even if the Companies meet such obligations, that the proposed transaction will close for any other unforeseen circumstance.

RISKS ASSOCIATED WITH RECENT AND PROPOSED ACQUISITIONS. With the recent acquisitions of Micro Visions, CNI, Async and KNS, and if the VSI acquisition is successfully concluded, there can be no assurance that the Company will be able to profitably manage or successfully integrate the acquired assets and personnel without substantial expenses, delays or other operational or financial problems. The acquisitions will involve the recognition of substantial goodwill which will be amortized as a charge to operations over the next 5 years. Furthermore, this acquisitions may involve additional risks or effects, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities and other one-time or ongoing acquisition related expenses, some or all of which could have a material adverse effect on the Company's business, operating results and financial condition. Client satisfaction or performance problems of the acquired businesses, if any, could have a material adverse impact on the reputation of the Company as a whole. These acquisitions involve the Company adding offices in other geographical locations which will add further responsibilities to the Company's existing management structure. There is no assurance that the Company's acquisitions of Micro Visions, CNI, Async and KNS and proposed acquisition of VSI, if successful, will result in the generation of anticipated revenues and earnings.

                           PART II - OTHER INFORMATION


ITEM  1.      LEGAL MATTERS

As well as the three litigation matters reported in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1999, a fourth matter which can be characterized as a material liability, has come to the attention of the company's management. In November, 1999, the Company received correspondence from SmallCaps OnLine LLC (formerly Bridge Technology Group LLC) ("Bridge") making claims under letter agreements seeking further compensation for financing transactions completed by the Company in 1999. On January 13, 2000, Futurelink became aware of a formal Complaint having been filed by Bridge in New York with respect to this matter. In the prior correspondence, Bridge claimed entitlement to cash fees totaling $5,129,733 as well as warrants to purchase an aggregate of 3,289,689 shares of FutureLink common stock at exercise prices ranging from $1.00 to $8.50 per share. The total value of the damages claimed by Bridge in its Complaint is $110 million. Management of the Company believes that the amount claimed by Bridge for "unpaid compensation" is without merit and intends to vigorously defend this matter.


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

10.7 Letter Agreement dated April 29, 1999 between FutureLink and Bridge Technology Group LLC ("Bridge") regarding warrants issuable to Bridge as a referral fee under an advisory agreement between the parties.****

10.8 Agreement and Plan of Reorganization and Merger by and among FutureLink, FutureLink California Acquisition Corp., Executive LAN Management, Inc. dba Micro Visions and Holmes Trust, Glen C. Holmes and Christine M. Holmes dated as of June 2, 1999 (without schedules). ***

10.9 Agency Agreement dated July 1, 1999 between FutureLink and Commonwealth regarding a $5,000,000 minimum/$10,000,000 maximum private placement financing (amended July 15, 1999 to a maximum $15,000,000 financing).****

10.10 Loan Agreement dated July 15, 1999 and effective August 1, 1999 between FutureLink and Vincent Romano regarding a loan of $2,000,000 to Mr. Romano to purchase Common Stock of the Company.****

10.11 Agreement and Plan of Merger between FutureLink Distribution Corp., a Colorado corporation, and FutureLink California Acquisition Corp., a Delaware corporation, dated August 1, 1999.*****

10.12 Agreement and Plan of Reorganization and Merger dated September 7, 1999 among FutureLink Distribution Corp., a Colorado corporation, FutureLink Pleasanton Acquisition Corp., a Delaware corporation and CN Networks, Inc., among others.******

10.13 Agreement and Plan of Reorganization and Merger dated September 7, 1999 among FutureLink Distribution Corp., a Colorado corporation, FutureLink Michigan Acquisition Corp., a Delaware corporation and Async Technologies, Inc., among others.*******

10.14 Certificate of Merger of FutureLink Distribution Corp., a Colorado corporation, with and into FutureLink California Acquisition Corp., a Delaware corporation, dated October 15, 1999.*****

10.15 Amending Agreement dated October 15, 1999 to the Agreement and Plan of Reorganization and Merger dated June 2, 1999 among FutureLink Distribution Corp., a Colorado corporation, FutureLink California Acquisition Corp., a Delaware corporation and Executive LAN Management, Inc., d.b.a. Micro Visions, among others.*****

10.16 Securities Purchase Agreement dated October 15, 1999 by and among the Registrant, Pequot Private Equity Fund II, L.P. and certain other investors (without schedules).*****

10.17 Registration Rights Agreement dated October 15, 1999 by and among the Registrant, Pequot Private Equity Fund II, L.P. and certain other investors.*****

10.18 Amending Agreement dated October 29, 1999 to the Agreement and Plan of Reorganization and Merger dated September 7, 1999 among FutureLink Corp., a Delaware corporation (successor to FutureLink Distribution Corp., a Colorado corporation), FutureLink Michigan Acquisition Corp., a Delaware corporation and Async Technologies, Inc., among others.*******

10.19 Amending Agreement dated October 31, 1999 to the Agreement and Plan of Reorganization and Merger dated September 7, 1999 among FutureLink Corp., a Delaware corporation (successor to FutureLink Distribution Corp., a Colorado corporation), FutureLink Pleasanton Acquisition Corp., a Delaware corporation and CN Networks, Inc., among others.******

10.20 Amending Agreement dated November 14, 1999 to the Agreement and Plan of Reorganization and Merger dated September 7, 1999 among FutureLink Corp., a Delaware corporation (successor to FutureLink Distribution Corp., a Colorado corporation), FutureLink Michigan Acquisition Corp., a Delaware corporation and Async Technologies, Inc., among others.*******

10.21 The Agreement for the Sale and Purchase of the Entire Issued Share Capital of KNS Holdings Limited dated November 15, 1999 between FutureLink Corp., a Delaware corporation and John Bennett, Richard Bennett, Colin Matthissen, Quadrangle Trust Company, Peter Crozier, Michael Dorward, Anthony Harrison-Wallace, Robert Kell, Mark Kerridge, Nicola Kerridge, Nigel Hawley, Rajan Mehta and Yuri Pasea. (the "KNS Acquisition Agreement").********

10.22 Supplemental Agreement for Sale and Purchase of Shares dated December 20, 1999 to the KNS Acquisition Agreement among all of the parties to the KNS Acquisition Agreement.********

23.1          Consent of Ernst & Young LLP, the independent auditors of
              FutureLink Corp.

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

         ***** incorporated by reference to the Company's Current Report on Form 8-K filed October 27, 1999.

         ****** incorporated by reference to the Company's Current Report on Form 8-K filed November 23, 1999.

         ******* incorporated by reference to the Company's Current Report on Form 8-K filed December 8, 1999.

         ******** incorporated by reference to the Company's Current Report on Form 8-K filed January 6, 2000.

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

FutureLink filed a Current Report on Form 8-K on November 23, 1999 to report the completion of the acquisition of CN Networks, Inc. and the resignation of Robert
J. Kubbernus from the Company's Board of Directors.

FutureLink filed a Current Report on Form 8-K/A on December 2, 1999 as an addendum to the report on Form 8-K filed by the Company on November 23, 1999 regarding the acquisition of CN Networks, Inc.

FutureLink filed a Current Report on Form 8-K on December 8, 1999 to report the completion of the acquisition of Async Technologies, Inc.

FutureLink filed a Current Report on Form 8-K on December 14, 1999 to report the execution of agreements to acquire KNS Holdings Limited and Vertical Software, Inc. and to report a financing agreement with Compaq.

FutureLink filed a Current Report on Form 8-K on January 6, 2000 to report the completion of the acquisition of KNS Holdings Limited.

FutureLink filed a Current Report on Form 8-K/A on January 6, 2000 as an addendum to the reports on Form 8-K filed by the Company on November 23, 1999 and December 8, 1999 regarding the acquisitions of CN Networks, Inc. and Async Technologies, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FUTURELINK CORP.


Date: January 21, 2000         By:    /s/ R. Kilambi
                                    ---------------------------------------
                                    Raghu Kilambi, Executive Vice-President
                                    & Chief Financial Officer

Date: January 21, 2000         By:   /s/ K. B.  Scott
                                    -------------------------------------------
                                    Kyle B.A. Scott, Vice-President & Secretary

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION                                                           PAGE NO.
----------                 -----------                                                           -------
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

10.7          Letter Agreement dated April 29, 1999 between FutureLink and
              Bridge Technology Group LLC ("Bridge") regarding warrants issuable to Bridge as a referral fees under an advisory agreement between the parties.****

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

10.10 Loan Agreement dated July 15, 1999 and effective August 1, 1999 between FutureLink and Vincent Romano regarding a loan of $2,000,000 to Mr. Romano to purchase Common Stock of the Company.****


10.11 Agreement and Plan of Merger between FutureLink Distribution Corp., a Colorado corporation, and FutureLink California Acquisition Corp., a Delaware corporation, dated August 1, 1999.*****

10.12 Agreement and Plan of Reorganization and Merger dated September 7, 1999 among FutureLink Distribution Corp., a Colorado corporation, FutureLink Pleasanton Acquisition Corp., a Delaware corporation and CN Networks, Inc., among others.******

10.13 Agreement and Plan of Reorganization and Merger dated September 7, 1999 among FutureLink Distribution Corp., a Colorado corporation, FutureLink Michigan Acquisition Corp., a Delaware corporation and Async Technologies, Inc., among others.*******

10.14 Certificate of Merger of FutureLink Distribution Corp., a Colorado corporation, with and into FutureLink California Acquisition Corp., a Delaware corporation, dated October 15, 1999.*****

10.15 Amending Agreement dated October 15, 1999 to the Agreement and Plan of Reorganization and Merger dated June 2, 1999 among FutureLink Distribution Corp., a Colorado corporation, FutureLink California Acquisition Corp., a Delaware corporation and Executive LAN Management, Inc., d.b.a. Micro Visions, among others.*****

10.16 Securities Purchase Agreement dated October 15, 1999 by and among the Registrant, Pequot Private Equity Fund II, L.P. and certain other investors (without schedules).*****

10.17 Registration Rights Agreement dated October 15, 1999 by and among the Registrant, Pequot Private Equity Fund II, L.P. and certain other investors.*****

10.18 Amending Agreement dated October 29, 1999 to the Agreement and Plan of Reorganization and Merger dated September 7, 1999 among FutureLink Corp., a Delaware corporation (successor to FutureLink Distribution Corp., a Colorado corporation), FutureLink Michigan Acquisition Corp., a Delaware corporation and Async Technologies, Inc., among others.*******

10.19 Amending Agreement dated October 31, 1999 to the Agreement and Plan of Reorganization and Merger dated September 7, 1999 among FutureLink Corp., a Delaware corporation (successor to FutureLink Distribution Corp., a Colorado corporation), FutureLink Pleasanton Acquisition Corp., a Delaware corporation and CN Networks, Inc., among others.******

10.20 Amending Agreement dated November 14, 1999 to the Agreement and Plan of Reorganization and Merger dated September 7, 1999 among FutureLink Corp., a Delaware corporation (successor to FutureLink Distribution Corp., a Colorado corporation), FutureLink Michigan Acquisition Corp., a Delaware corporation and Async Technologies, Inc., among others.*******

10.21 The Agreement for the Sale and Purchase of the Entire Issued Share Capital of KNS Holdings Limited dated November 15, 1999 between FutureLink Corp., a Delaware corporation and John Bennett, Richard Bennett, Colin Matthissen, Quadrangle Trust Company, Peter Crozier, Michael Dorward, Anthony Harrison-Wallace, Robert Kell, Mark Kerridge, Nicola Kerridge, Nigel Hawley, Rajan Mehta and Yuri Pasea. (the "KNS Acquisition Agreement").********

10.22 Supplemental Agreement for Sale and Purchase of Shares dated December 20, 1999 to the KNS Acquisition Agreement among all of the parties to the KNS Acquisition Agreement.********

23.1          Consent of Ernst & Young LLP, the independent auditors of
              FutureLink Corp.

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

***** incorporated by reference to the Company's Current Report on Form 8-K filed October 27, 1999.

****** incorporated by reference to the Company's Current Report on Form 8-K filed November 23, 1999.

******* incorporated by reference to the Company's Current Report on Form 8-K filed December 8, 1999.

******** incorporated by reference to the Company's Current Report on Form 8-K filed January 6, 2000.