Form 10KSB
period 1999-12-31
FUTURELINK CORP
filed 2000-03-29
CIK 1061399

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

For the year ended December 31, 1999                 Commission File No. 0-24833

                                FUTURELINK CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      95-4763404
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
              OR ORGANIZATION)

                              6 MORGAN, SUITE 100
                            IRVINE, CALIFORNIA 92618
                                 (949) 837-8252
  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $.0001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ ]

Revenue for most recent fiscal year: $13.6 million

Aggregate market value of voting stock held by
  non-affiliates of the registrant as of December 31,
  1999......................................................  $808,573,064
Number of shares of common stock outstanding as of December
  31, 1999..................................................    52,743,169

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FUTURELINK CORP.

                                  FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I

Item 1.   Description of Business.....................................    1
Item 2.   Description of Property.....................................   17
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   19

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters....   20
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   26
Item 7.   Financial Statements........................................   31
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   31

PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.........................................................   32
Item 10.  Executive Compensation......................................   37
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   42
Item 12.  Certain Relationships and Related Transactions..............   43
Item 13.  Exhibits and Reports on Form 8-K............................   45
Signatures............................................................   50

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Except for historical information, the following description of our business contains forward-looking statements based on current expectations which involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth in this Annual Report under the heading "Additional Factors That May Affect Future Results." Unless specified otherwise as used herein, the terms "we," "us" or "our" refer to FutureLink Corp. and its wholly owned subsidiaries.

OUR COMPANY

     We provide server-based computing services and are an application service provider, or ASP. Our services enable software applications to be deployed, managed, supported and upgraded from centrally located data centers, rather than on individual desktop computers. For our server-based computing customers, we install and integrate software applications on our customers' servers. For our ASP customers, we host applications on our servers at our data centers, and rent computing services to our customers for a monthly fee. Our ASP customers connect to our facilities over the Internet, through a dedicated telecommunications line or by wireless connection. Our goal is to provide our ASP services with the speed, simplicity and reliability of a utility service. We introduced our ASP services in March 1999 and our goal is to make our ASP services a much larger portion of our overall business.

     We are the largest integrator in North America of server-based computing systems using Citrix software. Citrix software is one of the leading technologies for delivering software applications from remote locations. Both for our internal use and for our customers, we typically install Citrix software and Windows NT Terminal Server software from Microsoft. Customers for our server-based computing services have included Cisco Systems, The Walt Disney Company, Allied Signal, General Motors, Ford Motor Company, Bank of America, Apple Computer and Delta Airlines. We are building upon our server-based computing expertise to develop our ASP services.

     We believe that through our experience in the server-based computing business, we have developed a number of strengths that position us to successfully grow our ASP business, including:

     - a recognizable customer base, lending credibility to our ASP services,

     - technical expertise in enabling a variety of software applications to operate in a server-based computing environment, and

     - relationships with sales channels, including software vendors and software application integrators.

     In addition to our operations in the United States, we currently conduct business in Canada and the United Kingdom. A material part of our growth strategy is based on expanding our operations internationally. We anticipate that Canadian and European sales will account for a significant amount of our future revenue.

     There are certain risks inherent in doing business in international markets, such as:

     - different telecommunications access fees,

     - different technology standards,

     - different liability standards,

     - less protective intellectual property laws,

     - changes in political conditions,

     - changes in regulatory requirements,

     - increased expenses due to tariffs and other trade barriers,

     - fluctuations in currency exchange rates,

     - restrictions on currency transfers,

     - potentially adverse tax consequences, and

     - difficulties in managing or overseeing foreign operations.

     Any of these risks may have a material adverse effect on our current or future international operations and, consequently, on our business, results of operations and financial condition.

OUR MARKET OPPORTUNITY

     The ASP and server-based computing markets are growing and are expected to continue to grow at a rapid rate. Forrester Research, Inc. projects that the ASP market will grow to over $11 billion in 2003 from less than $1 billion in 1999. Forrester Research, Inc. also projects that 22% of all U.S.-based application revenue will flow through ASPs in 2003.

     We believe that the following factors are driving the growth of our server-based computing and ASP services:

     - the increasing complexity of software applications, the constant need to upgrade software applications and the growing demand for faster software integration and deployment, which necessitate more centralized information management systems,

     - the scarcity of information technology professionals, making it expensive and difficult for companies to operate and manage software on their own,

     - the decline in telecommunication costs and the increasing availability of bandwidth, making it less costly to connect remote users to a central data center,

     - the growing demand for remote and shared access to software applications, and

     - the increasing number of software applications and types of computer devices requires integration expertise that is not available to, or is increasing expensive for, many companies.

OUR SOLUTIONS

     Our solutions offer the following key benefits:

     - Reliable service. By offering service level agreements and utilizing the latest technology, we are able to provide increased levels of service which our customers cannot easily replicate.

     - Reduce dependency on information technology staff. The maintenance of a complete, professionally-managed information technology team necessary to effectively manage complex software and information technology infrastructures is increasingly expensive and difficult. By outsourcing all or part of their information technology needs, our customers are able to reduce their information technology staff and can focus on their core competencies.

     - Lower costs. By spreading information technology costs among many customers, we are able to achieve economies of scale not possible for our target customers and as a result offer our customers significant cost savings. Customers of our server-based computing services are able to reduce their information technology costs. Our ASP customers realize the same benefits, and are able to forecast and budget their ongoing information technology costs and reduce their upfront information technology investment.

     - Rapid deployment. By having their software applications hosted at central locations, our customers are able to rapidly deploy and quickly upgrade their software, allowing them to more rapidly realize returns on their information technology expenditures. For our ASP customers, we are able to offer applications installed at our servers to customers almost immediately.

     - Ability to run on a variety of hardware systems. We can integrate different computer systems and devices, including a company's existing personal computer terminals, without the need for significant hardware upgrades. This allows our customers to implement our solutions without replacing existing computer hardware, extending the useful life of their existing computer systems.

     - Flexibility. We are not committed to any particular software package or linked to any single software manufacturer. Instead, we seek to deliver software applications best suited for our customers. We can accommodate virtually any software application. Our customers have the flexibility to host some or all of their software application on our servers.

OUR STRATEGY

     We seek to build a global ASP and continue to develop our server-based computing business by:

     - Leveraging our existing server-based computing capabilities to build our ASP business. Our expertise in providing server-based computing solutions makes us well-positioned to provide ASP services. Through our acquisitions, we have built a strong base of technical experts. We plan to continue to build this base, and to transition technical professionals from server-based computing services to ASP services in order to implement our business plan.

     - Rapidly penetrating the market through our third-party distribution channels. We market our ASP services primarily through third-party distribution channels, including software application and system integrators. We believe these distribution channels will allow us to rapidly increase our market penetration without incurring significant capital expenditures. This should also allow us to shorten the sales cycle for our service offerings by targeting the customer closer to the time of the customer's decision to purchase software. We also believe this strategy gives us access to market leading products and technology and allows us to focus on service delivery rather than software development. We currently maintain relationships with over 60 software applications and systems integrators.

     - Broadening our relationships with software vendors. We have established relationships with software application vendors in key application areas, including Microsoft, Great Plains Software, Onyx Software and SalesLogix. Our agreements with software application providers generally enable us to deploy software applications for a monthly fee, without the need to establish a separate licensing arrangement for each customer. Our relationships with these providers also enable us to provide our customers with an economically attractive service offering, and afford us co-marketing and co-branding opportunities. We plan to enter into relationships with other software application providers. This will enable us to expand our portfolio of software applications and reduce our reliance on any one software application provider.

     - Expanding through acquisitions. We intend to expand our business through both internal growth and strategic acquisitions in the United States and abroad. Our acquisitions allow us to accelerate our penetration of key geographical markets, broaden our service offerings, and expand our trained technical staff and our sales force.

OUR SERVICE OFFERINGS

Server-Based Computing Services

     Our server-based computing services are aimed at customers who have or wish to install their own data centers and operate these with their own information technology staff, but need expertise to assist in addressing certain aspects of their information technology needs. For the year ended December 31, 1999, our server-based computing services accounted for a substantial portion of our revenues and we expect these services to account for a substantial portion of our revenues for the year ending December 31, 2000. We currently serve customers which range from small organizations to Fortune 100 companies. Our server-based computing services include the following:

     - installing and integrating software applications on our customers' servers using Citrix server-based computing software;

     - maintaining, onsite and remotely, our customers' server-based computing environments; and

     - training information technology professionals to use Citrix and Microsoft operating software.

     Our typical contract for server-based computing services provides for the installation of one or more servers to deliver software applications to our customers' desktops through their own local area network and the integration of software at their servers. Depending on the type and length of the project, pricing for these services is based on an hourly rate, at a daily rate, on a project by project basis, on a monthly price per consultant or on a monthly fee per employee or user. We also offer maintenance services and training. Maintenance services are typically charged on a fixed fee basis or on an hourly rate for employees who maintain the system. Our direct sales force sells our server-based computing services.

ASP Services

     Our ASP services involve deploying, managing and supporting software applications hosted at our data centers for our customers. Our ASP services are designed so that our customers can choose the combination of software applications that best meet their business requirements, technical needs and financial resources. Depending on the requirements of our software providers, we sometimes enter into sublicensing agreements with our customers granting the right to use certain software applications.

     Most of our ASP customers are small to mid-sized businesses having 5 to 200 employees. Our customers are primarily in the oil and gas and in the financial services industries. We typically enter into three year agreements with our customers and charge them a flat monthly fee depending on the software applications we host for them. Our customers pay for our ASP services on a monthly basis. Our prices are based on the number of users, types of applications hosted and number of support services that our customers use.

     Growth in the demand for our ASP services is dependent upon the following factors:

     - the compatability between our ASP services and technology that our customers use,

     - our ability to reliably deliver ASP services to our customers,

     - other ASP providers providing quality services so as not to diminish consumer confidence in ASP services,

     - mitigating the effects of defects in software applications delivered from our data centers that are beyond our control,

     - our ability to strengthen awareness of our brand and differentiate the services we offer from those of our competitors,

     - our ability to market our services in a cost-effective manner to new customers, and

     - satisfying customer concerns over data security and user privacy.

Other Services

     We provide video conferencing for our European customers. We also provide consulting and other complementary services to our customers, usually as a supplementary service to our server-based computing and ASP offerings.

SOFTWARE APPLICATIONS

     We have assisted our server-based computing customers with the hosting and delivery of the following software applications, among others:

    SOFTWARE APPLICATION
          PROVIDER                        PRODUCT                    TYPE OF SOFTWARE APPLICATION
    --------------------                  -------                    ----------------------------
Microsoft                     Exchange                         Messaging
                              FoxPro                           Database
                              Microsoft Office                 Office productivity suite
                              Microsoft Publisher              Desktop publishing
Adobe Systems                 Adobe Acrobat Reader             PDF reader
                              Adobe PageMaker                  Desktop publishing
Autodesk                      AutoCAD                          Computer aided design
Clarify                       Clarify Client 5.0               Customer relationship management
Epicor                        Platinum                         Accounting
Great Plains                  Dynamics                         Accounting
Hyperion                      Enterprise                       Financial reporting
JD Edwards                    One World                        Enterprise Resource Planning
Lotus                         Lotus Notes                      Messaging
NetObjects                    Fusion                           Web design
Oracle                        Oracle Financials                Financial and enterprise resource
                                                               planning
PeopleSoft                    PeopleSoft Financials            Financial reporting
                              PeopleSoft HR                    Enterprise resource planning
Sage                          Mas 90                           Accounting
SAP                           R/3                              Enterprise resource planning
Solomon                       Solomon IV                       Accounting
Wall Data                     Rhumba                           Terminal emulation

     Our experience in delivering a variety of software applications to our server-based computing customers gives us the expertise to host such software applications for our ASP customers. Among the software applications already offered for delivery as part of our ASP services are the following:

    SOFTWARE APPLICATION
          PROVIDER                        PRODUCT                    TYPE OF SOFTWARE APPLICATION
    --------------------                  -------                    ----------------------------
Microsoft                     Office 2000,                     Office productivity software, including
                              Exchange Project,                  word processing, e-mail, project
                              SQL, Visio                         management, data base, and charting
Corel                         WordPerfect, QuattroPro, Corel   Word processing, spreadsheet, graphics
                              Draw                               and other office productivity tools
Great Plains                  Dynamics, e Enterprise           Integrated accounting software
Onyx                          Customer Center 5.0              Customer relationship management
Pivotal                       eRelationship 2                  Customer relationship management
SalesLogix                    4.0                              Integrated customer contact management
Epicor                        Clientelle                       Integrated accounting software and
                              Era                                customer relationship management,
                              Vantage                            manufacturing resource planning

KEY RELATIONSHIPS

     In implementing our growth strategy, we have developed important commercial relationships with the following:

     CITRIX. Citrix Systems, Inc. provides technology that enables users to access software applications from virtually any computing device, including desktops, mobile computers, network computers, terminals, information appliances, palmtop or other device, across virtually any network. Citrix provides what we believe is the most advanced technology for delivering software applications to remote users as well as the most scalable and flexible tools for server-based computing. Citrix's software is designed to work within a Microsoft's Windows NT-compatible server environment, allowing virtually any computer terminal to access standard Windows applications running on the server. We are the largest integrator of server-based computing solutions using Citrix technology in North America.

     COMPAQ. In the fourth quarter of 1999, Compaq Computer Corporation invested $2.2 million in our company and extended us a $20 million lease line of credit to provide our data centers with Compaq servers on an exclusive basis. We have deployed Compaq's products in our Irvine and Calgary data centers. Compaq's equity investment will be used for joint marketing efforts to promote our ASP services featuring Compaq hardware. These promotions will principally occur through our joint participation at industry trade shows, the publication and distribution of marketing materials and the advertisement of these products in trade journals and other media. We also indicate in our product materials that our internal data centers operate on Compaq servers. We believe our joint marketing programs will allow us to align the strengths of our respective sales and distribution channels.

     SOFTWARE APPLICATION PROVIDERS. We have significant commercial relationships with a variety of leading software providers, including Microsoft, Citrix, Onyx Software, SalesLogix and Great Plains. We believe our ability to deliver a broad array of applications is a significant competitive advantage. Our agreements with these software suppliers allow us to deploy applications on a monthly subscription basis without the need to establish a separate licensing arrangement for each customer. The agreements also generally include co-marketing, specialized product training and preferred pricing on the licenses to the software.

     Certain important relationships with software application providers are described below.

     - Microsoft. We have been selected to participate in Microsoft Corporation's Back Office software pilot program to host its Back Office software for delivery to ASP customers. We have been approved to host Microsoft Office 2000 at our data centers as part of Microsoft's new service offering, Microsoft Office Online. In addition, we are a participant in Microsoft's Complete Commerce program which showcases our ASP offerings for Great Plains and Pivotal offerings. The term of our agreement with Microsoft expires June 30, 2001. Either party may terminate the agreement for cause by giving the other party 30 days written notice.

     - Citrix. We are a participant in Citrix's ASP license program. This allows us to use Citrix technology in our data centers to deliver applications to our ASP customers. We are the largest integrator of server-based computing solutions using Citrix technology in North America. Our subsidiaries are parties to several agreements with Citrix covering different territories within North America. These agreements typically have a one year term and may be terminated by either party for any reason by giving the other party 30 days written notice.

     - Onyx Software Corp. We have entered into a strategic relationship with Onyx Software. Onyx has agreed to provide us with ASP customers purchasing a minimum of $25,000 per month of our ASP services. We have agreed to spend $300,000 on joint marketing and advertising promoting Onyx products and our ASP services. The agreement may be terminated by either party on 30 days notice if the other party materially breaches the agreement.

     - SalesLogix. We have been approved to host SalesLogix software applications. Our agreement with SalesLogix terminates when either party gives the other party written notice of termination at least

       60 days prior to November 1 of the then current year, in which case, the agreement terminates on November 1 of such year.

     - Great Plains. We have been approved to host Great Plains software applications. Our agreement with Great Plains may be terminated by either party for any reason by giving the other party 180 days notice.

     SOFTWARE APPLICATION INTEGRATORS. Many companies rely on software application integrators with expertise in business software applications to evaluate, install, integrate, modify and customize software applications for them. We have developed significant commercial relationships with software integrators to provide us with an additional sales channel without requiring us to make a significant capital investment to develop an extensive direct sales force. Software application integrators desire to work with us so that they can expand their sales offerings.

SALES AND MARKETING

     We offer our services through our direct sales force, the sales forces of software application providers, and independent software distributors and application integrators. We are initially targeting our ASP services to small- to medium-sized businesses, which we believe represent a strong market opportunity, and market these services through our independent software distribution sales channel. We plan to expand our marketing to larger businesses in the future. We currently have strategic relationships with over 10 software application providers and over 60 independent resellers, software distributors and applications integrators. Our direct sales force consists of over 50 professionals, who are focused on offering our server-based computing services and ASP services to existing and new customers in the small- and medium-sized business markets. In 1999, we allocated $1.5 million for our advertising and promotional strategies. In 2000, we currently plan to increase this amount to approximately $8 million to build our brand name and create market awareness. We plan to use both traditional advertising and direct mail to target the customer base, as well as focus on specific horizontal and vertical industries through our sales channels. We also plan to leverage our relationships with brand name companies such as Microsoft and Compaq through co-marketing arrangements to extend the reach of our marketing message.

OUR ASP DELIVERY SYSTEM

     We have developed a secure, reliable and high-performance system for delivering software applications to multiple users, which we believe provides us with a significant competitive advantage. Our personnel in Irvine, California monitor our system on a continual basis. We combine internally created technology innovations with technologies from leading software and hardware providers, including, among others, Citrix delivery software, Compaq, IBM and Sun MicroSystems computer servers, Cisco Systems routers and firewall protection software, and EMC(2) storage devices. To address the diverse requirements of our customers, we offer our ASP services on all of the leading operating systems and computing platforms including Solaris, which operates on a Sun MicroSystems, Inc. platform, and Microsoft Windows NT Terminal Server software, which operates on an Intel personal computer platform. Our delivery system is scalable, allowing servers to be added to support additional users without disrupting other servers that are concurrently running software applications.

     We operate state-of-the-art data centers in Calgary, Canada and Irvine, California from which we deliver our ASP services. Each facility features separate, back-up network and power connections, cooling systems and on-site back-up diesel generators to ensure continuous power supply. We employ several security measures including:

     - 24-hour security guards,

     - electronic surveillance,

     - limited access electronic card key measures,

     - the physical separation of servers from administrative workstations, and

     - firewalls at each entry point to our data center.

     We offer connectivity to our systems from virtually anywhere in the world, providing customers with global access to software applications. Customers can access us:

     - via the Internet,

     - through high speed connections in more than 105 countries,

     - over Frame Relay through AT&T Corp., Sprint Corporation and MCI Worldcom, Inc., or over dedicated, private lines.

     We have designed our network to minimize the effect of any interruptions. We monitor the performance and security of our entire infrastructure. We have also implemented security measures to identify potential sources of failure or interruption. Although we have attempted to build complete back-up into our network and hosting facilities, our delivery system is currently subject to several single points of failure, and a problem with one of our servers, routers or switches could cause an interruption in the services we provide to some of our customers.

     The design of our data centers enables systems administrators and support staff to be promptly alerted to problems and rapidly resolve any technical issues.

     Our success depends upon our ability to increase the capacity of our data centers and related communications systems in a timely and cost-effective manner. Expanding our delivery system significantly and rapidly in response to any increased demand for our ASP services will place additional stress upon our hardware, traffic management systems and hosting facilities as well as our financial, operational and management resources. We may be unable to manage our growth successfully, in which case our business, financial condition and results of operation could be materially adversely affected.

COMPETITION

     The markets for our services are extremely competitive. The tremendous growth and potential size of these markets have attracted many start-ups, as well as extensions of existing businesses from different industries. The principal competitive factors in this market include:

     - quality of service, including performance, scalability, reliability and functionality,

     - customer service and support,

     - variety of services offered,

     - price,

     - name recognition, and

     - network security.

     Our current and prospective competitors include other ASPs, systems integrators, Internet service providers, hardware and software suppliers and telecommunications companies.

     ASPS. We compete with other companies whose core business is providing ASP services. These competitors include, among others, USinternetworking, Corio, Interliant, Breakaway Solutions, and Telecomputing. Many of these competitors are targeting the same small and medium-sized enterprises that we are initially targeting.

     SYSTEMS INTEGRATORS. We compete with commercial systems integrators who bundle their services with software and hardware providers and perform an outsourcing role for the customer. Examples of these competitors include EDS, Andersen Consulting, PricewaterhouseCoopers and MCI Systemhouse, among others. These companies provide professional consulting services in the use and integration of software applications in single-project customer engagements. Systems integrators may establish strategic relationships with software application providers to offer services similar to our ASP offerings. Their strengths include local customer awareness and relationships with hardware and software companies. Additionally, regional systems integrators may align themselves with Internet service providers to offer complex website management combined with professional implementation services.

     INTERNET SERVICE PROVIDERS AND WEBSITE HOSTING COMPANIES. Our current competitors include business-focused Internet service providers and website hosting companies with a significant national presence, such as, among others, UUNet Technologies, GTE Internetworking, PSINet, Concentric, DIGEX, Frontier and Exodus Communications. These companies intend to expand their service offerings by bundling their Internet access and website hosting service offerings with the delivery of software applications on a subscription basis.

     HARDWARE AND SOFTWARE COMPANIES. We compete with hardware and software companies in providing software application solutions as well as delivery system infrastructure. In order to build market share, both hardware and software providers may establish strategic relationships to enhance their service offerings. IBM Solutions currently provides applications outsourcing of its Lotus Notes products and delivers the service via the IBM network infrastructure. J.D. Edwards & Company, a developer of enterprise resource planning software, has announced that it will offer its software in an outsourced model. SAP Aktiengesellschaft has formed an outsourcing organization to develop key partnerships with leading consulting firms with the intent of offering SAP software and PeopleSoft and Oracle have announced an ASP strategy. We believe that additional hardware and software providers, potentially including our current software partners, may enter the outsourcing market in the future.

     TELECOMMUNICATIONS COMPANIES. Many long distance companies, regional Bell operating companies and competitive local exchange carriers offer Internet access services. In order to address the Internet connectivity requirements of their current business customers, we believe that there is a move towards horizontal integration through acquisitions of, joint ventures with, and purchasing connectivity from, Internet service providers. Accordingly, we expect that we will experience increased competition from the traditional telecommunications carriers. Many of these telecommunications carriers, in addition to their substantially greater network coverage, market presence, and financial, technical and personnel resources, also have large existing commercial customer bases. We believe that our local presence, our strong technical and data-oriented sales force and our offering a single source computing solution are important features distinguishing us from the telecommunications companies.

     OTHER POTENTIAL COMPETITORS. It is possible that new competitors or alliances may emerge and gain market share. Such competitors could materially affect our ability to obtain new contracts. Further, competitive pressure could require us to reduce the price of our products and services thus affecting our business, financial condition and results from operations.

     Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, certain of these competitors may be able to develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can.

INTELLECTUAL PROPERTY

     Our intellectual property is important to our business. We rely on a combination of copyright, trademark, and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. We have no patented technology, and patented technology is not material to our business.

     We enter into agreements with many of our employees giving us proprietary rights to certain technology these employees develop while we employ them. We cannot assure you that a court will enforce these agreements. In addition, we may be inadequately protected against the use of technology employees develop who have not entered into such agreements.

     We have applied for federal trademark or service mark registration of the names "FutureLink," "Flink," "FutureServe," "Wide Area Thin Client Hook-up," "W.A.T.C.H.," "Your Way Ahead," "The World's First Computer Utility Company," "ApplicationPortal," "The Computer Utility Company" and "Computer Utility" and for our various logos in both Canada, the United States and the United Kingdom. In addition, we may seek further trademarks and may in the future take other steps, such as seeking copyrights or patents on some of our intellectual property. We are aware of other companies using the "FutureLink" name, and are in the process of investigating the rights, if any, others may have in the name. If any such company engaged in businesses in our industry can establish prior use to such name and damages caused by our use of the name, we may incur liability and be forced to cease using the name.

     Our efforts to protect our intellectual property may not be adequate. We have commenced a lawsuit against Cameron Chell, our former Chief Executive Officer, and certain other former employees, for misappropriation of our plans to develop certain ASP services. We may need to commence additional lawsuits from time to time to protect our intellectual property.

     Our competitors may independently develop similar technology or duplicate our products or services. Unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time-consuming and costly.

     In order to safeguard the flow of personal information over the Internet, we intend to offer our customers various forms of encryption technology. The United States government regulates the export of this technology and may require a license or other authorization. There is no guarantee that we will be able to obtain such a license. In addition, many other countries regulate the export, import, or use of encryption technology. There is no guarantee that we will be able to obtain the necessary permission to engage in our contemplated activities.

EMPLOYEES

     As of December 31, 1999, we employed a total of 321 persons, including 156 information technicians, 66 sales and marketing personnel and 99 administration and management staff. We have never experienced work stoppages, and we are not a party to any collective bargaining agreement. We believe our employee relationships to be generally good.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     An investment in our common stock involves a high degree of risk. You should read the following risk factors carefully before purchasing our common stock. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our common stock to decline.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND OUR BUSINESS MODEL IS STILL EVOLVING, WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS OR ACHIEVE PROFITABILITY.

     Our business is new, evolving and unproven, and our range of services continues to change. As a new business in order to achieve our business plan we must:

     - increase awareness and market penetration of our brand,

     - attract, retain and motivate qualified personnel,

     - maintain our existing, and develop new, relationships with software providers and vendors,

     - raise additional capital, and

     - convince customers that we can provide reliable and cost-effective services.

     Our management team faces the challenge of successfully implementing company-wide administrative and operating systems and managing our newly acquired companies as well as companies we may acquire in the future. We may not be able to successfully manage our business to achieve or maintain profitability.

     Because we have limited operating history and our business model is evolving, investors will have difficulty evaluating us and our prospects.

     We commenced selling our current server-based services in September 1998 and since that time have grown our business rapidly through acquisitions. Because we have grown through acquisitions, our pro forma financial results cover periods when we did not control or manage our subsidiaries and may not be indicative of our future financial results.

WE HAVE A HISTORY OF SUBSTANTIAL LOSSES AND NEGATIVE CASH FLOWS. WE EXPECT THESE LOSSES AND NEGATIVE CASH FLOWS TO CONTINUE AND INCREASE IN THE FUTURE. IF WE ARE UNABLE TO MAKE A PROFIT, WE MAY NOT BE ABLE TO CONTINUE TO OPERATE OUR BUSINESS.

     We have experienced net losses and negative cash flows since we began implementing our current business plan. We expect that the ongoing implementation of our current business plan will increase our net losses and our negative cash flows used in operating and investing activities for the foreseeable future as we invest in personnel, technology and other assets to support our expected growth. In addition, our business plan includes expansion through acquisitions. These acquisitions are likely to increase our cash needs. As of December 31, 1999, we had $186.9 million in goodwill which we must amortize over the next five years as a result of our acquisitions. We cannot assure you that we will operate profitably in the future or generate positive cash flows. If we cannot operate profitably or generate positive cash flows, we may be unable to continue to operate our business.

THE GROWTH IN DEMAND FOR OUR ASP SERVICES IS HIGHLY UNCERTAIN. THE ASP MARKET MAY NOT DEVELOP AS WE ANTICIPATE AND, ACCORDINGLY, WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS OR OPERATE IT PROFITABLY.

     The market for ASP services has only recently begun to develop and is evolving rapidly. Future demand for these services is highly uncertain. We believe that many of our potential customers are not fully aware of the benefits of ASP services. We must educate potential customers regarding these benefits and convince them of our ability to provide complete and reliable services. We cannot be certain that the market for ASP services will become viable or grow. If the market for our ASP services does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results would be materially adversely affected.

IF WE ARE UNABLE TO HIRE AND RETAIN QUALIFIED EMPLOYEES AT ALL LEVELS OF OUR BUSINESS, WE WILL NOT BE ABLE TO GROW OUR BUSINESS AND MEET OUR BUSINESS PLAN. IF WE FAIL TO ACHIEVE OUR BUSINESS PLAN WE WILL NOT BE ABLE TO CONTINUE TO OPERATE OUR BUSINESS.

     Our success also depends in significant part on the continued services of our key officers. Losing one or more of our key personnel will seriously impair our ability or could cause us to fail to successfully implement our business plan. This will have a material adverse effect on our business, results of operations and financial condition.

OUR INTERNAL ACCOUNTING AND FINANCIAL CONTROLS HAVE WEAKNESSES RESULTING PRIMARILY FROM THE GROWTH OF OUR BUSINESS. IF WE ARE UNABLE TO RECRUIT AND RETAIN QUALIFIED ACCOUNTING AND FINANCIAL STAFF, WE MAY CONTINUE TO EXPERIENCE WEAKNESSES IN THESE MANAGEMENT SYSTEMS.

     When auditing our consolidated financial statements for the year ended December 31, 1999, our independent auditors reported to us conditions they believed to be material weaknesses in our system of internal accounting and financial controls related to the financial statement close process and the reconciliation and analysis of general ledger account balances. In response to our auditors reporting these matters to us, in early 2000, we hired a new vice president controller, financial reporting manager, assistant controller, and additional subsidiary accounting personnel. We have begun to identify measures to improve our system of internal controls, implement more rigorous internal accounting policies, procedures and controls, and conduct accounting systems training. We believe these measures should correct the noted weaknesses. We cannot assure you, however, that these measures will be successful in correcting the noted deficiencies or that we will not experience such deficiencies again in the future as we continue to further expand our operations. If we are unable to establish and maintain effective internal accounting and financial controls, we will not be able to timely and accurately account for and monitor the operations of our business and we therefore may not be able to properly execute our business plan, which could materially adversely affect our business, results of operations and financial condition.

WE ARE INVOLVED AND MAY BECOME INVOLVED IN LEGAL PROCEEDINGS WITH FORMER EMPLOYEES, CONSULTANTS AND SERVICE PROVIDERS WHICH, IF DETERMINED AGAINST US, COULD CAUSE US TO ISSUE A SIGNIFICANT AMOUNT OF OUR SHARES OF COMMON STOCK AND PAY A SIGNIFICANT AMOUNT OF DAMAGES. THE ISSUANCE OF A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK WILL DILUTE OUR STOCKHOLDERS AND THE PAYMENT OF SIGNIFICANT DAMAGES WILL MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND THEREFORE OUR ABILITY TO ACHIEVE OUR BUSINESS PLAN.

     On January 20, 2000, we commenced a lawsuit against Cameron Chell, the founder and former chief executive officer of FutureLink, David Bolink, our former director of business development, Kevin Sebastian, our former manager of client services, Colin B. Curwen, our former Director of Channel Sales, other former employees of our company, and various entities organized by these former employees, including C Me Run Corp. The suit alleges that the defendants, while many were employed by us, misappropriated our plans to develop certain ASP services in breach of fiduciary and contractual obligations. We seek, among other things, damages in the amount of $54.0 million. On January 27, 2000, Mr. Chell filed a counterclaim for $28.3 million, alleging improper termination, interference of ongoing economic interests, defamation of character and damages concerning his ability to exercise 100,000 options to purchase our common stock which had previously vested and his ability to enjoy the vesting of an additional 700,000 unvested options he claims to hold in our company. We do not dispute Mr. Chell's right to exercise 275,000 of these options that vested prior to his termination. On January 31, 2000, C Me Run Corp. and its affiliates filed a counterclaim for $84.0 million, alleging conspiracy to cause economic harm, unlawful interference with its economic interests, interference with contractual relations and abuse of process. On January 31, 2000, Mr. Sebastian filed a counterclaim seeking damages of $0.4 million primarily for the loss of 26,000 options that either did not vest or that he alleges were promised to him but were not granted. On February 7, 2000, Mr. Bolink filed a counterclaim against us seeking damages of $0.8 million, primarily for 53,000 options that he alleges were promised to him by us, but were not granted. On March 17, 2000, Mr. Curwen filed a counterclaim against us, seeking damages of $1.0 million, primarily for 50,000 to 100,000 options that he alleges were promised by us to him but never granted and for commissions allegedly payable to him for services rendered to us. Other defendants formerly in our employ have also filed counterclaims against us seeking, in the aggregate, damages of $0.1 million, primarily for 3,750 options that either did not vest or were allegedly promised to them but not granted.

     On January 7, 2000, Tony Bryson, an individual who had previously been employed by us, filed a lawsuit against us seeking $180,000 for the value of lost stock options, salary and benefits we allegedly promised him, and other damages he allegedly sustained as a result of our alleged actions.

     Each of the above lawsuits has been filed under Canadian law. Canadian law provides for severance pay to any employee of our Canadian operations in an amount that is appropriate based on, among other things, the nature of the position held by the employee and the length of time the employee worked for the company, unless the employer can establish that the termination was for just cause. The exact amount of severance pay is often disputed between employers and employees in Canada. Accordingly, there is a risk that in addition to the lawsuits described above, one or more other former employees will make claims for cash severance pay as well as options.

     We are currently aware of other former employees, consultants and service providers who may make claims against us relating to the payment for past services that represent, in the aggregate, $3.9 million in damages which includes approximately 272,000 stock options and monetary damages.

     On January 26, 2000, Michael Chan, an individual who had provided managerial services on a contractual basis for us in the past, commenced a lawsuit against us and Cameron Chell seeking options to purchase 50,000 shares of our common stock that he alleges Mr. Chell promised him for services he allegedly provided to us or in the alternative $1.5 million in cash. Mr. Chan also seeks general damages of $200,000 and punitive damages of $200,000.

     Our stockholders may suffer material dilution if a material number of options are awarded. All of these litigations are likely to be expensive for us. If such suits are determined against us and a court awards a material amount of cash damages, our business, results of operations and financial condition will be materially adversely affected. In addition, any such litigation could divert management's attention and resources.

PERSONS FORMERLY ASSOCIATED WITH OUR BUSINESS MAY HAVE ENGAGED IN UNLAWFUL ACTIVITIES DESIGNED TO MANIPULATE OUR STOCK. THROUGH THEIR ACTIVITIES WE MAY ALSO BE SUBJECT TO CRIMINAL AND CIVIL SANCTIONS, FINES AND PENALTIES. IF WE ARE FOUND TO HAVE LIABILITY RELATING TO THE ACTIVITIES OF THESE PERSONS, WE MAY HAVE TO PAY SIGNIFICANT MONETARY FINES AND PENALTIES AND WE COULD BE SUBJECT TO MATERIAL SANCTIONS THAT WOULD BOTH MATERIALLY ADVERSELY AFFECT OUR STOCK AND OUR ABILITY TO OPERATE OUR BUSINESS.

     In October 1998, the SEC announced the filing of an enforcement action against the publisher of an internet newsletter called The Future Superstock, written by Jeffrey Bruss. According to the SEC's litigation release, the SEC's complaint alleged that The Future Superstock recommended to the newsletter's more than 100,000 subscribers and to visitors to the newsletter's website the purchase of approximately 25 microcap stocks which it predicted to double or triple in the next three to twelve months. According to the SEC's release, in most instances, the prices of recommended securities increased for a short period of time after The Future Superstock newsletter made a recommendation, after which the prices of those stocks dropped substantially. The SEC alleged that in making its recommendations, the internet newsletter:

     - failed to adequately disclose compensation it had received from profiled companies,

     - failed to disclose that it had sold stock in many of the issuers it recommended shortly after disseminating such recommendation,

     - had conducted little, if any, research into companies it recommended, and

     - made false and misleading statements about the success of certain prior stock picks.

According to press reports, Jeffrey C. Bruss claimed that he received $300,000 from FutureLink to promote its stock. The SEC sought civil penalties against the publisher of the newsletter. The SEC did not bring any action against FutureLink. We believe that we made no payments to Mr. Bruss, but one or more persons who were associated with our predecessor company prior to 1998 may have made payments. We are unable to determine whether, as a result of the alleged activities of Mr. Bruss, any stockholder suffered any losses for which we might be liable. Other persons associated with us may have engaged in other types of transactions that could also give rise to liability to our stockholders. If one or more stockholders suffered losses as a result of these activities and a court determined that we participated in such activities, we could have liability to such stockholders that would be materially adverse to our business, results of operations and financial condition.

WE HAVE GROWN AND PLAN TO CONTINUE TO GROW, IN PART, THROUGH THE ACQUISITION OF OTHER COMPANIES. HOWEVER, WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE THE COMPLETED AND PENDING ACQUISITIONS OR IDENTIFY, ACQUIRE AND SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS INTO OUR OWN OPERATIONS, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR GROWTH AND OUR OPERATING RESULTS.

     We have made a number of significant acquisitions within the last six months. These acquisitions have increased our revenue from $2.4 million for the year ended December 31, 1998 to $13.6 million for the year ended December 31, 1999. We have not yet fully integrated any of these companies. There is no assurance that we will successfully integrate these acquisitions into our business. In addition, we cannot assure you that, if we acquire any businesses, we will achieve anticipated revenue and earnings. Our failure to acquire suitable companies or to successfully integrate any acquired companies into our operations could have a material adverse effect upon our business, operating results and financial condition.

OUR INDUSTRY IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGY WITH CONTINUOUS IMPROVEMENTS IN BOTH COMPUTER HARDWARE AND SOFTWARE, AND RAPID OBSOLESCENCE OF CURRENT SYSTEMS. IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY, WE WILL NOT BE ABLE TO EFFECTIVELY SELL OUR SERVICES AND OUR SALES WILL MATERIALLY ADVERSELY DECLINE.

     We must continually buy new computer hardware and license new computer software systems to effectively compete in our industry. Our software delivery applications must be able to support changes in the underlying software applications that are delivered to our customers. The rapid development of new technologies increases the risk that current or new competitors could develop products or services that would reduce the competitiveness of our products or services. We rely on software providers to produce software applications that keep pace with our customers' demands.

     We cannot assure you that we will successfully develop or adopt new technologies, introduce new services or enhance our existing services on a timely basis, or that new technologies, new services or enhancements we use or develop will achieve market acceptance. If we fail to address these developments, we will lose sales to our competitors and our business, operating results and financial condition will be materially adversely affected.

OUR CURRENT DATA CENTERS ARE LOCATED IN ONLY TWO LOCATIONS, IRVINE, CALIFORNIA AND CALGARY, CANADA, WHICH LEAVES US VULNERABLE TO DISRUPTIONS THAT AFFECT OUR DATA CENTERS. IF OUR DATA CENTERS ARE DISRUPTED, WE COULD LOSE OUR CUSTOMERS AND FAIL TO ATTRACT NEW CUSTOMERS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Our ASP business strategy depends on the consistent performance of our data centers located in Irvine, California, and in Calgary, Canada. We offer back-up storage of data for customers that elect this service, including back-up at another data center. We plan to develop additional data centers in the eastern

United States and in Europe. However, our current data centers are vulnerable to interruption from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. If a customer storing data at one of our data centers has not elected to back up their data at another data center, there is a risk that the data may be lost if such data center is damaged. We currently operate only two data centers. If either of these data centers were damaged, the loss of data may affect a significant portion of our customers. We have experienced periodic systems disruptions in the past and anticipate that such disruptions will occur in the future. In the event that we experience significant disruptions that affect our data centers, we could lose customers and fail to attract new customers, and our business, results of operations and financial condition would be materially adversely affected.

WE RELY ON SOFTWARE AND SOFTWARE SYSTEMS INTEGRATION COMPANIES TO REFER MANY OF OUR CLIENTS TO US. ANY FAILURE BY THESE THIRD PARTIES TO PROVIDE US WITH THESE REFERRALS WILL CAUSE OUR SALES TO MATERIALLY DECLINE.

     We rely on referrals from software application and technology integrators for a portion of our business. These integrators refer their customers to us because we can provide an array of services which complements the products and services they offer. However, we cannot assure you that these integrators will continue to refer business to us or that these integrators will not cooperate with our competitors. If these third party referrals cease or materially decline, our sales will materially decline and our business, results of operations and financial condition will be materially adversely affected.

WE MUST LICENSE THE SOFTWARE APPLICATIONS WE PROVIDE TO OUR CUSTOMERS FROM THIRD PARTIES. IF WE CANNOT OBTAIN THESE SOFTWARE APPLICATIONS WE WILL NOT BE ABLE TO OFFER ASP SERVICES.

     We depend on third-party software manufacturers agreeing to allow their software applications to be hosted or run at our data centers and provided to our customers. We have entered into non-exclusive agreements with Microsoft, Onyx, Great Plains, SalesLogix and others that allow us to host some of their software applications at our data centers or re-license their software applications to our customers. Under most of these agreements, the software manufacturer can terminate its relationship with us for any reason by giving us as little as 30 days notice. In these instances, the software manufacturer is not liable to us or our customers for any damages resulting from termination. If our relationships with these software manufacturers are terminated or if these or other software manufacturers do not allow our customers to obtain a license to operate the software application on our data centers, our business, operating results and financial condition could be materially adversely affected.

IF WE ARE UNABLE TO OBTAIN CITRIX OR MICROSOFT PRODUCTS, AS WELL AS OTHER KEY HARDWARE COMPONENTS AND SOFTWARE APPLICATIONS FROM OTHER VENDORS, WE WOULD BE UNABLE TO DELIVER OUR SERVICES, AND UNTIL WE REPLACE THESE PRODUCTS, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

     We depend on third-party suppliers to provide us with key hardware components and software applications for our infrastructure and with sufficient communications lines to allow our customers to access their software applications. Some components or applications are only available from limited sources. Citrix Systems, Inc. and Microsoft Corporation are our key suppliers of software that we utilize to connect our customers to software applications. Although there are other competing software applications on the market, we believe that Citrix software, deployed with Windows NT Terminal Server software from Microsoft, is currently best suited to serve this function. If we are unable to obtain these products as well as other products and services from other vendors such as telecommunications services in a timely manner, at an acceptable cost or at all, we would be unable to deliver our services, and until we replace these products, our business, results from operations and financial condition will be materially adversely affected.

IF THE SOFTWARE WE UTILIZE CONTAINS DEFECTS, OUR CUSTOMERS' SERVICE COULD BE DISRUPTED AND THEIR DATA COULD BE LOST. THIS COULD RESULT IN OUR INCURRING LIABILITY AND LOSING CUSTOMERS FOR OUR SERVICES, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.

     Our service offerings depend on complex software which may contain defects, particularly when first introduced or when new versions are released. Although we test software applications prior to deployment, we may not discover software defects that affect our new or current services or enhancements until after they are deployed. These defects could cause service interruptions or data loss which could damage our reputation or increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources. Any software modifications we perform as part of our integration services could cause problems in application delivery. Also, because we offer a one-source solution to our customers, they are likely to hold us accountable for any problems associated with their software, even if the problem results from software defects the manufacturer causes. Typically, software manufacturers disclaim liability for any damages suffered as a result of software defects or provide only limited warranties. As a result, we may have no recourse against the providers of defective software applications.

BREACHES OF OUR SECURITY COULD DISRUPT THE OPERATION OF OUR DATA CENTERS AND JEOPARDIZE OUR SECURE TRANSMISSION OF CONFIDENTIAL INFORMATION. THESE BREACHES COULD CAUSE OUR CUSTOMERS TO LOSE CONFIDENCE IN OUR SERVICES AND CANCEL THEIR CONTRACTS WITH US OR PROSPECTIVE CUSTOMERS NOT TO PURCHASE OUR SERVICES.

     The growth of our business depends upon our ability to securely transmit confidential information to and from our data centers or the servers of our customers. Despite our design and implementation of a variety of delivery system security measures, unauthorized access, computer viruses and accidental or intentional disturbances could occur. We may need to devote substantial capital and resources to protect against the threat of unauthorized penetration of our delivery system or to remedy any problems that the penetration of our delivery system security creates. The occurrence of any of these events could cause us to lose customers and expose us to liability, all of which could have a material adverse effect on us.

MANY OF OUR CONSULTING CONTRACTS HAVE FIXED PRICES, WHICH EXPOSE US TO COST OVERRUNS. IF WE ARE NOT ABLE TO CONTROL COST OVERRUNS, OUR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

     We undertake certain consulting projects on a fixed-price basis rather than billing on a time and materials basis or on a per employee or user basis. The failure to complete such projects without cost overruns would cause our expenses to increase and materially adversely affect our business, operating results and financial condition.

OUR ASP SERVICE CONTRACTS GUARANTEE CERTAIN SERVICE LEVELS. IF WE DO NOT MEET SUCH SERVICE LEVELS, WE MAY BE REQUIRED TO GIVE OUR CUSTOMERS CREDIT FOR FREE SERVICE AND OUR CUSTOMERS MAY BE ENTITLED TO CANCEL THEIR ASP SERVICE CONTRACTS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     Our ASP contracts contain service level guarantees which obligate us to provide our hosted applications at a guaranteed level of performance. To the extent we fail to meet those service levels, we may be obligated to provide our customers credit for free service. If we continue to fail to meet these service levels, our ASP customers have the right to cancel their contracts with us. These credits or cancellations will cost us money, damage our reputation with our customers and prospective customers and could materially adversely affect our business, results of operations and financial condition.

WE OPERATE IN AN INDUSTRY WHERE IT IS DIFFICULT TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, OUR OPERATIONS WOULD SUFFER AND WE COULD LOSE OUR CUSTOMERS OR FAIL TO ATTRACT NEW CUSTOMERS.

     Our business is labor-intensive, and our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled personnel. We are currently experiencing rapid growth in personnel and intend to continue expanding. We have grown from over 100 employees as of December 31,

1998 to approximately 500 employees as of March 10, 2000. We believe that we will need to hire a significant number of additional personnel. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that we will be able to engage the services of such personnel or retain our current personnel. If we do not succeed in attracting new, qualified personnel or successfully retain our current personnel, our business could suffer.

MANY COMPANIES USE THE NAME "FUTURELINK." INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US FOR THE USE OF THE "FUTURELINK" NAME, EVEN IF WITHOUT MERIT, COULD BE EXPENSIVE TO DEFEND AND DIVERT MANAGEMENT'S ATTENTION FROM OUR BUSINESS. IF A CLAIM TO STOP US FROM USING OUR NAME IS SUCCESSFUL, WE WILL HAVE TO EITHER BUY THE RIGHT TO USE OUR NAME, WHICH MAY BE EXPENSIVE, OR CHANGE OUR NAME WHICH WILL ALSO BE EXPENSIVE.

     Based on various governmental filings, we are aware that other companies have claimed prior use of the name "FutureLink" for products or services similar to our own. We are in the process of investigating the rights, if any, others may have to the name. In addition, we are attempting to register "FutureLink" as a service mark in the United States, Canada and the United Kingdom. However, we may not be able to obtain proprietary rights to the use of this name. We will incur expenses if called to defend our use of the "FutureLink" name. Any such litigation, even if without merit, may be time consuming and expensive to defend. It also could divert management's attention and resources and require us to enter into costly royalty or licensing agreements. In addition, if any company in our industry is able to establish a use of the "FutureLink" name that is prior to our use, we could be liable for damages and could be forced to stop using the name unless we are able to buy the right to use the name. If we are unable to buy the right to use our name after we lose an infringement claim, we would have to change our name, which may require us to spend money to build new brand recognition and incur other costs. Third parties may assert other infringement claims against us. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

OUR PREVIOUS BUSINESS ACTIVITIES INCLUDED NATURAL RESOURCE MINING AND EXPLORATION AND AS A RESULT WE MAY BE EXPOSED TO UNKNOWN ENVIRONMENTAL LIABILITY THAT COULD REQUIRE US TO EXPEND OUR FINANCIAL RESOURCES AND MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     We merged with a publicly-traded company that was engaged, prior to 1992, in the natural resource exploration and development business, including mining and oil and gas. We no longer own any mining or oil and gas-related assets. The mining, mineral processing and oil and gas industries are subject to extensive governmental regulations for the protection of the environment, including regulations relating to air and water quality, site reclamation, solid and hazardous waste handling and disposal and the promotion of occupational safety. We could be held responsible for any liabilities relating to our previous involvement in mining or oil and gas exploration and development, which liabilities would result in our spending our cash resources and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  DESCRIPTION OF PROPERTY

     We recently relocated our headquarters from Calgary, Alberta, Canada to Irvine, California, where we currently lease approximately 35,000 square feet of office space. We also lease approximately 1,000 square feet at another facility in Irvine, which serves as our primary data center. We also lease office facilities in Los Angeles and Pleasanton, California; Phoenix, Arizona; Atlanta, Georgia; Ft. Lauderdale, Florida; Walled Lake, Michigan; Cincinnati and Columbus, Ohio; Pittsburgh, Pennsylvania; Beltsville, Maryland; and Chantilly and Richmond, Virginia. In addition, we lease a 2,500 square foot training facility in Pleasanton, California. In Canada, we lease a facility that is approximately 31,500 square feet and contains both our offices and our Calgary data center. We also lease 9,000 square feet of office space in Newbury Berkshire, United Kingdom. Our leases have expiration dates ranging from 2000 to 2004. We believe our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time we are a defendant or plaintiff in litigation arising in the ordinary course of our business. To date, other than litigation SmallCaps OnLine Group LLC brought and the subsequent settlement of that action, no litigation has had a material effect on us and, as of the date of this report, we are not a party to any material litigation except as described below.

     SmallCaps OnLine Group LLC, previously known as Bridge Technology Group LLC, commenced a suit on January 12, 2000 in the New York County Supreme Court to recover fees we allegedly owe under advisory agreements between FutureLink Distribution Corp. and Bridge Technology relating to certain advisory and investor relations services. SmallCaps' complaint requested compensation for fees totaling $5.1 million, as well as warrants to purchase an aggregate of 3,289,689 shares of our common stock at exercise prices ranging from $1.00 to $8.50 per share. The total value of the damages SmallCaps claimed was $110.0 million. On February 11, 2000, we settled SmallCaps' complaint by agreeing to pay SmallCaps $5.0 million on or before March 14, 2000, and to issue to SmallCaps warrants to purchase an aggregate of 3,000,000 shares of our common stock at exercise prices ranging from $8.50 to $22.50 per share. We issued the warrants to SmallCaps on March 1, 2000 and paid SmallCaps the $5.0 million on March 14, 2000. The total value of the settlement on February 11, 2000 was $65.0 million which has been recorded on our financial statements as a charge to paid-in capital.

     On January 20, 2000, we commenced a proceeding in the Court of Queen's Bench of Alberta against Cameron Chell, our former chief executive officer, various other former employees of and consultants to our company, C Me Run Corp., a company that these former employees and various other defendants organized. The suit alleges that the defendants while we still employed many of them, misappropriated our plans to develop ASP services for individual computer users, small offices, home offices, and hotel guests and traveling computer users, in breach of fiduciary and contractual obligations. We seek, among other things, a permanent injunction restraining the defendants from developing and marketing the plans, an accounting for all revenues earned from the plans and damages in the amount of approximately $54.0 million. On January 27, 2000, Mr. Chell filed a counterclaim for $28.3 million, alleging interference of ongoing economic interests, defamation of character and damages concerning his ability to retain or exercise options he claims to hold in our company. On January 31, 2000, C Me Run filed a counterclaim for approximately $84.0 million, alleging conspiracy to cause economic harm, unlawful interference with its economic interests, interference with contractual relations and abuse of process. On January 31, 2000, Kevin Sebastian, one of our former employees that we sued in this lawsuit, counterclaimed for $0.4 million in damages alleging the loss of stock options. On February 7, 2000, David Bolink, another of our former employees that we sued in this lawsuit, also counterclaimed, seeking $0.8 million in damages relating to the alleged loss of stock options. On March 17, 2000, Colin Curwen, another former employee we sued in this lawsuit, filed a counterclaim against us seeking damages of $1.0 million, primarily for options he alleges we promised to him but never granted and for commissions allegedly payable to him for services rendered to us. Other defendants formerly in our employ have also filed counterclaims against us seeking, in the aggregate, damages of $0.1 million, primarily for 3,750 options that either did not vest or were allegedly promised to them but not granted. We believe these counterclaims are without merit, and we intend to contest such counterclaims in full while pursuing our action. It is possible that other defendants in our lawsuit may also assert counterclaims. We will vigorously defend against any such counterclaims.

     On November 6, 1998, Mr. Chell entered into a Settlement Agreement with The Alberta Stock Exchange to resolve a pending investigation into Mr. Chell's alleged breaches of Alberta Stock Exchange rules and by-laws. As part of the Settlement Agreement, Mr. Chell acknowledged that he had breached certain duties of supervision, disclosure, or compliance relating to various offers and sales of securities, and Mr. Chell was prohibited from receiving Alberta Stock Exchange approval in any capacity for a five year period, subjected to a CDN$25,000 fine and a three year period of enhanced supervision. We cannot be certain that the Settlement Agreement with the Alberta Stock Exchange ends all proceedings with regard to these matters.

     On January 26, 2000, Michael Chan filed a suit in the Court of Queen's Bench of Alberta, Judicial District of Calgary alleging that FutureLink Alberta breached its contract to deliver him options to purchase 250,000 shares of FutureLink Alberta at $1.00 per share. Mr. Chan seeks 50,000 shares of our common stock or, alternatively, damages of approximately $1.5 million in cash, general damages of approximately $200,000 and punitive damages of approximately $200,000. We are in the process of reviewing Mr. Chan's claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  MARKET INFORMATION

     On January 4, 2000, our common stock began trading on the Nasdaq National Market under the trading symbol "FTRL." Before our listing on the Nasdaq National Market, our common stock traded on the OTC Bulletin Board under the trading symbol "FLNK" from 1998 through 1999 and under the trading symbol "CVNK" from 1995 to 1998. Trading activity in our common stock has been limited, sporadic and highly volatile. The high and low closing sales prices, as adjusted to reflect the one-for-five reverse stock split effected June 1, 1999, are as follows:

                                                              HIGH      LOW
                                                             ------    ------
1999
4th Quarter................................................  $35.75    $ 8.50
3rd Quarter................................................  $ 9.31    $ 6.06
2nd Quarter................................................  $ 8.69    $ 1.35
1st Quarter................................................  $ 2.60    $ 1.45

1998
4th Quarter................................................  $ 4.00    $ 1.25
3rd Quarter................................................  $ 8.45    $ 1.95
2nd Quarter................................................  $21.10    $ 3.30
1st Quarter................................................  $21.25    $ 7.50

  HOLDERS

     As of December 31, 1999 there were approximately 700 holders of record of the common stock.

  DIVIDENDS

     We currently intend to retain all of our future earnings, if any, for use in our business and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our board of directors deems relevant.

  RECENT SALES OF UNREGISTERED SECURITIES

     Since January 1, 1999, we have issued the following securities without registration under the Securities Act. Each of the disclosures take into account the stock splits referred to in the prospectus.

1. On February 22, 1999, we issued a $150,620.62 convertible debenture to two non-U.S. residents, and granted to each of these persons warrants to purchase up to 75,310 shares of common stock. The issuances were made in exchange for the satisfaction of the principal and interest due on loans of $144,632 that each purchaser had made to us on August 11, 1998. On August 18, 1999, we issued 27,431 shares to one of the purchasers on conversion of the remaining $54,862 of debenture principal outstanding. During February 2000, we issued 144,742 shares to these purchasers upon the exercise of their warrants. We issued these securities under an exemption provided by Rule 903 of Regulation S under the Securities Act Rules. We made no directed selling efforts of these securities within the United States. The purchasers of the securities certified that they are not U.S. persons, were not acquiring the securities for the account or benefit of any U.S. person and would not resell the securities in the U.S. for at least one year. The securities issued by us were appropriately legended to reflect these restrictions and we have the right to refuse to register any transfer of these securities not made in accordance with Regulation S.

2. On February 26, 1999, we issued an aggregate of 23,500 shares of our common stock to the remaining 12 minority shareholders of FutureLink Alberta, all of whom are non-US residents. In exchange for the issuances, we received the final 107,500 Class A Common Voting Shares of FutureLink Alberta which we did not already own. We issued these securities under an exemption provided by Rule 903 of Regulation S under the Securities Act Rules. We made no directed selling efforts of these securities within the United States. The purchasers of the securities certified that they were not U.S. persons, were not acquiring the securities for the account or benefit of any U.S. person and would not resell the securities in the U.S. for at least one year. The securities issued by us were appropriately legended to reflect these restrictions and we have the right to refuse to register any transfer of these securities not made in accordance with Regulation S.

3. On March 2, 1999, we issued an aggregate of $500,000 in 8% convertible debentures, and warrants to purchase up to 26,553 shares of common stock to a U.S.-based entity. In exchange for this issuance, we received total consideration of $500,000. In August 1999, we issued 355,836 shares to such entity upon conversion of the principal amount of the debenture together with interest and penalties. In December 1999, this entity it exercised its warrants to acquire 26,553 shares of common stock. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. The purchaser of these securities certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

4. Between April 29 and May 7, 1999, we issued 8% Senior Subordinated Convertible Notes totaling $8,038,500 to various investors, including $433,000 in notes to certain members of management. We also issued warrants to acquire up to 3,802,750 shares of common stock to the various investors and warrants to purchase 216,500 shares to members of our management. Commonwealth Associates, L.P. acted as our placement agent and advisor in the offering in exchange for $723,465 (9% of the gross proceeds of the offering) and 4,000,001 agent's warrants. Between August 23, 1999 and November 8, 1999 we issued 8,579,020 shares upon the conversion of $7,418,000 of principal outstanding on the notes. We also issued 7,329,782 shares upon the exercise of 7,709,001 warrants. These securities were issued by us pursuant to an exemption from registration requirements provided by Rule 506 of Regulation D under the Securities Act Rules. The purchasers of these securities certified that they were "accredited investors" as defined in Rule 501 of Regulation D, were acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

5. On May 7, 1999, we issued a 10% convertible debenture in the amount of $278,160 and a warrant to purchase up to 44,505 shares of common stock to a non-U.S. entity. We made these issuances in satisfaction of a debt in the amount of $278,160 owed to that entity. We issued these securities pursuant to an exemption provided by Rule 903 of Regulation S under the Securities Act Rules. We made no directed selling efforts of these securities within the United States. The purchaser of the securities certified that it is not a U.S. person, was not acquiring the securities for the account or benefit of any U.S. person and would not resell the securities in the U.S. for at least one year. The securities issued by us were appropriately legended to reflect these restrictions and we have the right to refuse to register any transfer of these securities not made in accordance with Regulation S.

6. On June 1, 1999, we effected a one-for-five reverse stock split. We issued 227 new shares to round fractional shares up to the nearest whole share as directed by the Securities and Exchange Commission.

7. On July 27, 1999, we issued $15 million in units, consisting of 8% senior subordinated convertible notes and warrants to purchase up to 2,250,000 shares of common stock, to various investors. In exchange for those issuances, we received gross proceeds of $15 million. Commonwealth Associates, L.P. acted as our placement agent and advisor in the offering in exchange for commissions and placement fees equal to $1,350,000 (9% of the gross proceeds of the offering) and 225,000 agent's warrants. In October 1999, we issued 2,727,172 shares and warrants to purchase an additional 711,805 shares of common stock upon the automatic conversion of the notes. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. The purchaser of these securities certified that they were "accredited investors" as defined in Rule 501 of Regulation D, were acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

8. On August 1, 1999, we issued 232,829 shares of common stock to Vincent L. Romano and delivered such shares to an escrow account. In exchange for the issuance, Mr. Romano agreed to serve as our Executive Vice President of Sales and Marketing. We issued these securities to Mr. Romano under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. Mr. Romano certified that he was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

9. Effective August 7, 1999, we issued 53,552 shares of common stock and 33,467 warrants to purchase shares of common stock to a U.S. entity. In exchange for the issuances and certain other consideration, we retained that entity to provide us with marketing and advertising services. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. The purchaser of these securities certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

10. On October 15, 1999, we issued 7,200,000 shares of common stock to the Holmes Trust, a trust formed pursuant to the laws of California. In exchange for this issuance and certain other consideration, we acquired all of the outstanding shares of Executive LAN Management, Inc., doing business as Micro Visions. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. The Holmes Trust certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

11. On October 15, 1999, we issued 9,090,909 shares of common stock and warrants to purchase up to 2,372,727 shares of common stock to various U.S.-based investment funds. In exchange for the issuances, we received total consideration of $50 million. During February 2000, we issued 2,401,041 shares of common stock to such investment funds upon the conversion of these warrants, which gives effect to antidilution since their issuance. Gerard Klauer Mattison & Co., Inc. acted as our placement agent in the offering and received commissions and placement fees equal to $3 million (6% of the gross proceeds of the offering) and agent's warrants to acquire 909,091 shares of common stock. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. Each purchaser of these securities certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

12. On November 3, 1999, we issued warrants to purchase up to 29,413 shares of our common stock to TBCC Funding Trust. The issuance was made at the same time as a lease financing arrangement with Transamerica Business Credit Corporation. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. TBCC Funding Trust certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

13. On November 5, 1999, we issued 1,181,816 shares of our common stock to the 11 former shareholders of CN Networks, Inc. In exchange for the issuances and certain other consideration, we acquired all of CN Networks, Inc.'s outstanding shares. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. Of the selling shareholders, all of whom reside in California, one was accredited and 10 were non-accredited. The non-accredited investors were furnished with information on our company in compliance with the provisions of Rule 502(b) of Regulation D. The single accredited investor certified to us that it is an "accredited investor" as defined in Rule 501 of Regulation D. All of the former shareholders of CN Networks, Inc. certified that they were acquiring the securities as an investment and not with a view to distribution and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

14. On November 26, 1999, we issued 1,298,705 shares of our common stock to the 16 former shareholders of Async Technologies, Inc. In exchange for the issuances and certain other consideration, we acquired all of the outstanding shares of Async Technologies, Inc. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules of the selling shareholders, all of whom reside in Michigan, two were accredited and 14 were non-accredited. The non-accredited investors were furnished with information on our company in compliance with the provisions of Rule 502(b) of Regulation D. The accredited investors certified to us that they fit within the definition of "accredited investor" as defined in Rule 501 of Regulation D. All of the former shareholders of Async Technologies, Inc. certified that they were acquiring the securities as an investment and not with a view to distribution and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

15. On December 12, 1999, we issued 112,590 shares of common stock to a U.S. entity. In exchange for the issuance, we received total consideration of $2.2 million. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. The purchaser of these securities certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

16. On December 16, 1999, we issued a warrant to acquire up to 13,140 shares of common stock to EMC(2) Corporation. The issuance was made as partial consideration for an equipment financing arrangement. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. EMC(2) Corporation certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

17. On December 22, 1999, we issued 2,160,307 shares of common stock to the selling shareholders of KNS Holdings Limited, a foreign entity, all of such selling shareholders being non-U.S. residents or entities. In exchange for the issuances and certain other consideration, we acquired all of the outstanding shares of KNS Holdings Limited. We issued these securities under an exemption provided by Rule 903 of Regulation S under the Securities Act Rules. We made no directed selling efforts of these securities within the United States. The purchasers of the securities certified that they were not U.S. persons, were not acquiring the securities for the account or benefit of any U.S. person and would not resell the securities in the U.S. for at least one year. The securities issued by us were appropriately legended to reflect these restrictions and we have the right to refuse to register any transfer of these securities not made in accordance with Regulation S.

18. On January 31, 2000, we issued 1,026,316 shares of common stock to the 2 selling shareholders of Vertical Software, Inc. d.b.a VSI Technology Solutions. In exchange for the issuances and certain other consideration, we acquired all of the outstanding shares of VSI Technology Solutions. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules both selling shareholders were accredited investors and certified to us that they complied with Rule 501 of Regulation D. These former shareholders of Vertical Software, Inc. certified that they were acquiring the securities as an investment and not with a view to distribution and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

19. On February 29, 2000, we issued 1,975,170 shares of common stock to the 4 selling shareholders of MicroLAN Systems, Inc., doing business as Madison Technology Group, Madison Consulting Resources, Inc. and Madison Consulting Resources NJ, Inc. to acquire all of the outstanding shares of such companies. We issued these securities pursuant to an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. All 4 selling shareholders certified to us that they are "accredited investors" as defined in Rule 501 of Regulation D. All of the former shareholders of these companies also certified that they were acquiring the securities as an investment and not with a view to distribution and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

20. Between June 29, 1998 and March 10, 2000, we issued an aggregate of 8,972,500 stock options to directors, officers and employees at various exercises prices of which 4,000,000 underlying shares were registered by our registration statement on Form S-8 filed August 6, 1999 and 4,500,000 underlying shares were registered by our registration statement on Form S-8 filed February 29, 2000. We issued these securities under Rule 701 of Regulation E under the Securities Act Rules.

21. On February 11, 2000 we agreed to, and on March 1, 2000 did issue, warrants to acquire, in the aggregate, up to 3,000,000 shares of common stock to a U.S. entity to settle litigation commenced against us by such entity claiming fees for financial advisory services. We issued these securities under an exemption provided for Rule 506 of Regulation D under the Securities Act Rules. The party to whom we issued these securities is an "accredited investor" as defined in Rule 501 of Regulation D, acquired the securities as an investment and not with a view to distribution, and has agreed to not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

22. On February 3, 2000 we entered into a definitive agreement to acquire all of the outstanding shares of Charon Systems Inc., a foreign entity, from its 14 current shareholders, all of whom being non-US residents or entities. At closing, we intend to issue 1,072,940 shares of common stock as part of the consideration payable to these non-U.S. selling shareholders pursuant to an exemption provided by Rule 903 of Regulation S under the Securities Act Rules. The selling shareholders will be required to certify that they are not U.S. persons, that they are not acquiring the securities for the account or benefit of any U.S. person and that they will not resell the securities in the U.S. for at least one year. When we issue these securities, we intend to appropriately legend the certificates representing these securities to reflect these restrictions and we will retain the right to refuse to register any transfer of these securities not made in accordance with Regulation S.

     Except as otherwise set forth above, no underwriters were engaged in the sales of securities described above.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in "Additional Factors That May Affect Future Results" and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statement.

OVERVIEW

     We provide server-based computing services and are an application service provider, or ASP. Our services enable software applications to be deployed, managed, supported and upgraded from centrally located servers, rather than on individual desktop computers. For our server-based computing customers, we install and integrate software applications on our customers' servers. For our ASP customers, we host software applications on our servers at our data centers, and rent computing services to our customers for a monthly fee. Our ASP customers connect to our facilities over the Internet, through a dedicated telecommunications line or by wireless connection. Our goal is to provide our ASP services with the speed, simplicity and reliability of a utility service.

     We had no significant active operations in 1997.

     On January 20, 1998, we acquired a 46% interest in FutureLink Distribution Corp., a private Alberta corporation, which we refer to as FutureLink Alberta, and changed our name from Core Ventures, Inc. to FutureLink Distribution Corp. Effective November 23, 1998, we acquired a further 50.4% interest in FutureLink Alberta, bringing our total ownership to 96.4%. FutureLink Alberta focused on providing ASP services to mid-sized businesses. We accounted for our investment in FutureLink Alberta for the period January 20, 1998 to November 23, 1998 using the equity method of accounting for investments. As such, results from operations for our 46% ownership percentage of FutureLink Alberta's losses is included in our statement of operations under the caption "Equity in Loss of Investee." Subsequent to November 23, 1998, FutureLink Alberta's results are consolidated into our results. On February 26, 1999, FutureLink Alberta became our wholly owned subsidiary when we acquired the remaining 3.6% minority shares.

     Effective August 24, 1998, we acquired all of the outstanding shares of Riverview Management Corporation, which we renamed FutureLink/SysGold Ltd. This company was a western Canadian information technology services company focused on outsourcing information technology services to mid-sized companies in the oil and gas sector. We consolidated the results of operations of FutureLink/ SysGold Ltd. into our results of operations upon our acquisition of FutureLink/SysGold Ltd. on August 24, 1998.

     On August 1, 1999, we merged FutureLink Alberta and FutureLink/SysGold Ltd. into a single operating subsidiary continuing under the FutureLink Alberta name.

     We introduced our ASP services in March 1999 and launched our sales program for ASP services in July 1999. Since then, we have built our server-based computing business through six acquisitions that we closed between October 15, 1999, and February 29, 2000 as follows:

     - On October 15, 1999, we acquired Executive LAN Management, Inc. for total consideration of $86.0 million.

     - On November 5, 1999, we acquired CN Networks, Inc. for total consideration of $19.9 million.

     - On November 26, 1999, we acquired Async Technologies, Inc. for total consideration of $35.0 million.

     - On December 22, 1999, we acquired KNS Holdings Limited, for total consideration of $44.0 million.

     - On January 31, 2000, we acquired Vertical Software, Inc. for total consideration of $27.6 million.

     - On February 29, 2000, we acquired MicroLAN Systems, Inc., doing business as Madison Technology Group, Madison Consulting Resources, Inc. and Madison Consulting Resources N.J., Inc. for total consideration of $57.5 million.

     In addition, we have a definitive agreement to acquire Charon Systems Inc. for approximately $6.9 million in cash and 1,072,940 shares of our common stock.

     The acquisitions completed during 1999 resulted in approximately $186.8 million of purchase price in excess of net assets acquired that we have allocated to goodwill. Our acquisition plan during 1999 was to acquire leading Citrix resellers in several geographic areas that enable us to gain the market presence, technical expertise, and superior management capabilities of implementing this software that enables us to connect customers to our software applications hosted in centrally managed data centers. Citrix is one of the leading technologies for delivering software applications from remote locations and is an integral part of allowing us to create the remote access server-based computing environment that is the technical foundation of our ASP business. We believe that we will be able to realize the value of the goodwill acquired through the overall expansion of our ASP business based on our strategic business plan. We will periodically evaluate the goodwill based upon the future undiscounted cash flows using the forecasts in our strategic business plan. If our estimate of future undiscounted cash flow should change or our strategic business plan is not achieved, future analyses may indicate insufficient future undiscounted cash flows to recover the carrying value the goodwill, in which case the goodwill would be written down to fair value.

     Our historical financial statements as of and for the year ended December 31, 1998 reflect FutureLink's historical Canadian consulting business and Canadian ASP operations and only reflect the results of FutureLink Alberta and FutureLink/SysGold Ltd. for the periods after our acquisition of them. Our historical financial statements as of and for the two years ended December 31, 1999 do not reflect any United States server-based computing, ASP business or server-based computing distribution business until the effective dates of the acquisitions listed above. These acquired businesses now represent a significant portion of our revenue, operations and employees.

     Our analysis of operations for the years ended December 31, 1998 and 1999 follows. We have omitted a comparison of operations from year to year as our significant acquisition activity during 1999 distorts the comparison.

RESULTS OF OPERATIONS

     We have and expect to continue to experience significant fluctuations in our operating results because of a variety of factors, many of which are outside of our control, including:

     - size and timing of customer installations and related payments,

     - fluctuations in data and voice communications costs,

     - timing and magnitude of capital expenditures,

     - costs relating to the expansion of operations,

     - costs and revenue fluctuations due to acquisitions,

     - the timing of delivery of services under new ASP contracts,

     - customer discounts and credits,

     - changes in our pricing policies or those of our competitors, and

     - economic conditions specific to our industry, as well as general economic conditions.

     Our revenues are subject to further variations from period to period because a large portion of our current revenues are non-recurring. For these and other reasons, in some future periods, our results of operations may fluctuate and fall below the expectations of securities analysts or investors, which could materially adversely affect the market price of our common stock.

Revenue

     The components of our revenue for the years ending December 31, 1998 and 1999 were as follows (dollars in millions):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1998            1999
                                                             ------------    ------------
Information technology outsourcing, consulting and other...      $1.4           $ 6.9
Sale of hardware/software..................................       1.0             6.7
                                                                 ----           -----
                                                                 $2.4           $13.6
                                                                 ====           =====

     Revenue for the year ended December 31, 1998 consisted of $1.4 million of information technology outsourcing and business consulting revenue, and $1.0 million of hardware and software sales. The revenue for this period reflects the operations of our FutureLink/SysGold Ltd. subsidiary, which we acquired on August 24, 1998, and our FutureLink Alberta subsidiary for the period November 23, 1998 to December 31, 1998. Prior to that date, we only held a 46% interest in FutureLink Alberta, and we accounted for those results under the equity method of accounting and reflected those results in loss of investee.

     Revenue for the year ended December 31, 1999 consisted of $1.7 million of information technology, outsourcing and ASP service revenue generated by the United States companies that we acquired during the year, and $5.2 million of information technology outsourcing and consulting services that our Canadian companies generated, which they provided to mostly oil and gas industry customers. We also purchase and resell hardware and software to our customers as part of our services, which accounted for $6.7 million of revenue in 1999, of which $4.7 million related to revenues generated by the acquired companies.

Cost of Service Delivery

     Our cost of service delivery for the year ended December 31, 1998 was $1.5 million. This includes amounts related to the cost of service delivery of information technology outsourcing and the direct cost related to the development of our ASP services, including operating a "beta test" data center for early customers. The costs of service delivery for this period reflects costs resulting from the operations of our FutureLink/SysGold Ltd. subsidiary, which we acquired on August 24, 1998, and from Futurelink Alberta for the period November 23, 1998 to December 31, 1998. Prior to that date, we only held a 46% interest in FutureLink Alberta, and we accounted for those results under the equity method of accounting and reflected those results in loss of investee.

     Our cost of service delivery for the year ended December 31, 1999 was $10.5 million. Our cost of service delivery reflects payroll and benefit costs for our outsourcing consultants who support the information technology activities of our clients and payroll, benefit, and operational costs related to testing and operating our data center and installing and supporting software applications related to our ASP and information technology outsourcing businesses.

Cost of Goods Sold

     Cost of goods sold reflects costs of hardware and software purchased for resale to customers. Cost of goods sold for the year ended December 31, 1998 was $0.9, or 91% of hardware and software sales.

     Our cost of goods sold for the year ended December 31, 1999 was $7.0 million, or 103% of related hardware and software sales. The cost of sales for the year ended December 31, 1999 exceeded related revenue primarily because we wrote off $232,000 of inventory during the period that existed on the books of the companies we acquired.

Selling, General and Administrative

     Our selling, general and administrative expenses for the year ended December 31, 1998 were $3.1 million and included selling, general and administrative costs resulting from the operations of our FutureLink/SysGold Ltd. subsidiary, which we acquired on August 24, 1998. The 1998 amount includes selling, general and administrative costs from our FutureLink Alberta subsidiary for the period November 23, 1998 to December 31, 1998. Prior to that date, we only held a 46% interest in FutureLink Alberta, and we accounted for those results under the equity method of accounting and reflected those results in loss of investee. The 1998 amount also includes $2.1 million of non-cash compensation charges relating to the issuance of our common stock, options and warrants.

     Our selling, general and administrative expenses include travel, payroll, operations, advertising, and marketing expenses to secure customers and to develop business partnerships, as well as for meeting and developing relationships with industry analysts and financiers. Selling, general and administrative expenses for the year ended December 31, 1999 increased $9.5 million to $12.6 million, from $3.1 million in the comparable period in 1998. The increase in such costs results from the expansion of our ASP business which resulted in increased payroll and operating costs, additional costs to our financing and marketing activities, and $4.6 million additional selling, general and administrative costs of the subsidiaries that we acquired during the year. The 1999 amount also includes $3.3 million of non-cash compensation charges relating to the issuance of our common stock, options and warrants.

Interest Expense

     Our 1998 interest expense of $1.3 million includes a non-cash charge related to amortization of deferred financing fees of $1.2 million.

     Our interest expense, including amortization of deferred financing fees and debt discount, of $12.1 million for the year ended December 31, 1999, reflects non-cash charges of $11.1 million related to, among other factors, the difference between the market value of the debt conversion features on the date of the debt agreement and the price of conversion. The cash interest expense of $1.0 million relates to interest on bank indebtedness and lines of credit, capital lease obligations and convertible debt and promissory notes outstanding during the year.

Depreciation and Amortization of Goodwill and Other Intangible Assets

     Our depreciation and amortization costs for the years ended December 31, 1998 and 1999 are comprised of the following (dollars in millions):

                                                              1998    1999
                                                              ----    ----
Depreciation and amortization...............................  $0.2    $1.7
Amortization of goodwill and other intangible assets........   0.7     5.0
                                                              ----    ----
                                                              $0.9    $6.7
                                                              ====    ====

     Our amortization of intangible assets for the year ending December 31, 1998 relates to the amortization of the assembled workforce that we acquired during 1998.

     Our depreciation for the year ended December 31, 1999 includes depreciation on the expansion of our Canadian data center, software user licenses, and office and leasehold improvements. Our amortization of intangible assets for the year ending December 31, 1999 relates to the amortization of goodwill on the acquisitions made during the year and from the assembled workforce acquired during the year ended December 31, 1998.

Equity in Loss of Investee

     On January 20, 1998, we acquired a 46% interest in FutureLink Alberta. Effective November 23, 1998, we acquired a further 50.4% interest in FutureLink Alberta, bringing our total ownership to 96.4%. We accounted for our investment in FutureLink Alberta for the period January 20, 1998 to November 23, 1998 using the equity method of accounting for investments, and included 46% of FutureLink Alberta's net loss on our statement of operations as "equity in loss of investee." Upon the November 24, 1998 acquisition of the additional 50.4% interest, we consolidated FutureLink Alberta's results of operations into our results of operations. In 1999, we consolidated FutureLink Alberta's operations with our operations for the full year.

Extraordinary Item

     During the year ended December 31, 1999, we renegotiated the terms of our 10% convertible debentures having an original aggregate principal amount of $6.0 million. We issued additional warrants to holders of our convertible debentures and also retired a portion of the principal amount of these convertible debentures at a premium. As a result of this series of transactions, we recorded an extraordinary loss of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1999, we had net cash outflows from operating activities of $16.4 million and utilized another $28.4 million for acquisitions. These outflows related to the expansion of our ASP business, expansion into the United States and significant acquisition activity. In addition, during 1999 we invested $3.2 million in property and equipment, mostly in building a new Canadian data center, and for the acquisition of software, hardware and other infrastructure costs necessary to host our ASP customers. These net cash outflows are significantly greater than net cash outflows for the same period in 1998.

     During the year ended December 31, 1999, we acquired four companies, and have since acquired two more. The total consideration for these acquisitions was $270.0 million consisting of $41.5 million cash; 16,482,164 shares of common stock valued at $197.3 million; 1,475,000 options to acquire shares of common stock valued at $17.2 million; and notes payable of $13.9 million, which are all due in 2000.

     We used the following sources of financing to fund operations, our acquisitions, expansion of our ASP business, expansion into the United States, investments in property and equipment, and for the acquisition of software, hardware and other infrastructure costs necessary to host our ASP customers:

     Issuance of common stock and warrants -- During 1999, we completed a private placement of $50.0 million of common equity with institutional private equity investors. We received net proceeds of approximately $46.1 million after deducting commissions and fees. As part of this placement, we issued warrants to acquire 2,401,041 shares of common stock to the investors and the placement agent. Holders exercised these warrants in February 2000, resulting in net proceeds to the Company of $18.0 million.

     Issuance of convertible debt and promissory notes -- During the year we completed a number of convertible debt offerings as follows:

     - in the first quarter of 1999, we issued $3.3 million aggregate principal amount of our 10% convertible debenture financing, bringing the total outstanding principal amount of these notes to $5.5 million. In April 1999, we repaid $1.5 million of these 10% convertible debentures, and holders converted the balance into 4,170,759 shares of common stock;

     - in April and May 1999, we issued $8.0 million aggregate principal amount of our 8% senior subordinated convertible promissory notes. The net cash proceeds of this issuance, after fees and expenses, were $7.3 million. Holders converted substantially all of these notes into 8,579,019 shares of our common stock in the second half of the year; and

     - in July 1999, we issued $15.0 million aggregate principal amount of our 8% senior subordinated convertible promissory notes. The net cash proceeds of this issuance of securities were $13.6 million after fees and expenses. In October 1999, holders converted these convertible notes into 2,727,172 shares of our common stock plus warrants.

     Lease Financing -- During the year ended December 31, 1999, we obtained several capital asset lease lines with financial lenders and computer hardware vendors. These lines allow us to lease up to $22.5 million of computer hardware and related infrastructure. As of December 31, 1999, we have used $3.1 million of these lines. Aggregate monthly payments under these lines are currently $195,000, including interest implicit in the lease at rates ranging from 9% to 14% per annum. We have available borrowings of $19.4 million under the various lease lines as of December 31, 1999. These lines have been partially used to build the Irvine data center and expand and refinance the Canadian data center.

     Bank Financing -- We have various lines of credit with banks and financial institutions that allow us to borrow up to $5.4 million. As of December 31, 1999, we had aggregate borrowings outstanding of $1.7 million under the various lines. The lines bear interest at various rates ranging from prime plus 1%, to prime plus 3% per annum, and mature at various intervals ending November 30, 2000. The prime rate was 8.5% at December 31, 1999. Certificates of deposit aggregating $3.1 million, receivables and other assets of certain of our subsidiaries secure these lines. We have available borrowings of $3.7 million under the various lines of credit as of December 31, 1999.

     Upon completion of this offering, we believe that our available cash will be sufficient to meet our anticipated cash needs to fund our operating losses, working capital and capital expenditures for at least the next twelve months. However, we may need additional capital to fund our operations and our expansion. This financing may involve incurring debt or selling equity securities. We cannot assure you that additional financing will be available to us on commercially reasonable terms or at all. If we incur debt, the risks associated with our business and with owning our common stock could increase. If we raise capital through the sale of equity securities, the percentage ownership of our shareholders would be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to those of our common stock. If we are unable to obtain additional financing, our ability to fund our operations and meet our current plans for expansion could be materially adversely affected.

Foreign Currency Translation and Hedging

     We are exposed to foreign currency fluctuations through our operations in Canada and the United Kingdom. At December 31, 1999, approximately 53% of our revenue and 14% of our receivables are in Canadian dollars and approximately 2% of our revenue and 40% of our receivables are in British pounds. We do not enter into forward exchange contracts or any derivative financial investments for trading purposes. Thus, we do not currently hedge our foreign currency exposure.

ITEM 7. FINANCIAL STATEMENTS

     The information required by this item is included in pages F-1 through F-26 attached hereto and incorporated herein by reference. The index to the consolidated financial statements can be found at F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our executive officers, key employees and directors are as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Philip R. Ladouceur..................  59    Chairman, Chief Executive Officer and Director
Glen C. Holmes.......................  42    President, Chief Operating Officer and Director
Raghu N. Kilambi.....................  34    Executive Vice President, Chief Financial Officer and
                                             Director
Vincent L. Romano, Jr................  53    Executive Vice President, Application Service Provision
William R. Botti.....................  49    Senior Vice President, Server-Based Computing
Yuri M. Pasea........................  38    Managing Director (Europe)
Solveig Whittle......................  36    Senior Vice President, Marketing
Roger J. Gallego.....................  31    Senior Vice President, Operations Strategy
William V. Arnett....................  44    Senior Vice President and Chief Operating Officer
                                             (Canada)
Michael R. Krieger...................  49    Senior Vice President, Strategic Planning and Corporate
                                             Development
James A. Smith, Jr...................  51    Senior Vice President, Operations
Richard M. White.....................  55    Vice President, Administration
Kyle B.A. Scott......................  35    Vice President, Secretary and General Counsel
F. Bryson Farrill....................  71    Director
Michael S. Falk......................  38    Director
Timothy P. Flynn.....................  49    Director
Gerald A. Poch.......................  53    Director
James P. McNiel......................  37    Director

     MR. LADOUCEUR has served as our Chairman since June 1999, Chief Executive Officer since August 1999 and as a director since August 1998. From October 1996 to April 1998, Mr. Ladouceur was President, Chairman and Chief Executive Officer of MetroNet Communications Corp. and served as MetroNet's Executive Chairman until its merger with AT&T Canada in June, 1999. From February 1995 to October 1996, Mr. Ladouceur was Executive Vice President of Operations at Bell Canada International Inc. From October 1992 to February 1995, Mr. Ladouceur was the founding President and Chief Executive Officer of ISM Information Systems Management (Alberta) Ltd., a computer and network management outsourcing company which IBM Global Services acquired. Mr. Ladouceur founded, and from June 1990 to October 1992, was the Managing Director of HDL Capital Corporation, a private merchant bank specializing in business turnarounds, management buyouts and financing for companies in the telecommunications, technology, software and retail sectors. From 1986 to 1989, Mr. Ladouceur was Senior Vice President, Finance, Chief Financial Officer and a director of Rogers Communications Inc., one of the largest cable, cellular and broadcasting companies in North America. Mr. Ladouceur currently serves as a director of AT&T Canada, Cell-Loc Inc., Plan B Communications and Intellispan, Inc.

     MR. HOLMES was elected to our Board of Directors and has served as our President and Chief Operating Officer since September 1999. Mr. Holmes is the founder of Micro Visions, a leading server-based computing integrator, and served as its Chairman and President from 1987 until our acquisition of Micro Visions in October 1999.

     MR. KILAMBI has served as our Executive Vice President since October 1999, our Chief Financial Officer since March 1998 and as a director since June 1998. From November 1995 to March 1998, Mr. Kilambi invested in and arranged equity financing for high technology companies as President of New Economy Capital Inc., a merchant banking firm. From May 1993 to November 1995, Mr. Kilambi was an independent corporate finance consultant to public and private technology companies. From October 1990 until May 1993, Mr. Kilambi was the Director, Financial Services and Taxation and Corporate Secretary for Canada Starch Company Inc., a subsidiary of CPC International, now known as Bestfoods. From November 1989 to July 1990, Mr. Kilambi was Chief Accountant of Morgan Financial Corporation. From June 1987 to November 1989, Mr. Kilambi was an accountant with Touche Ross & Co., now a part of Deloitte & Touche. Mr. Kilambi is a Chartered Accountant (Canada).

     MR. ROMANO has served as our Executive Vice President, Application Service Provision since December 1999. Prior to that, Mr. Romano served as our Executive Vice President, Sales and Marketing, from August 1999. From July 1998 to August 1999, Mr. Romano was Senior Vice President of World-Wide Sales at USinternetworking, Inc. From March 1989 to July 1998, Mr. Romano was Vice President and Director of Worldwide Sales Operations for Motorola's Computer Group.

     MR. BOTTI has served as our Senior Vice President, Server-Based Computing, since November 1999. Mr. Botti founded CN Networks, Inc. in November 1991, and, until we acquired that company in November 1999, he served as its President and Chief Executive Officer and as a director.

     MR. PASEA has served as the Managing Director of our European Operations since December 1999. Between March 1998 and December 1999, he served as Director for KNS Holdings, Limited. From January 1992 to February 1998, Mr. Pasea served as Associate Director for Kerridge Computer Company.

     MS. WHITTLE has served as our Senior Vice President, Marketing since January 2000. From October 1999 to December 1999, Ms. Whittle was a consultant with Duke Communications. From April 1992 until October 1999, Ms. Whittle served as Product Manager at Microsoft Corporation where she helped formulate Microsoft's ASP products strategy, and also served as Lead Product Manager for Microsoft's Terminal Server product line and as Product Manager for the Windows NT product line. From 1984 to 1992, Ms. Whittle held various technical and marketing positions at AT&T Bell Laboratories.

     MR. GALLEGO has served as our Senior Vice President, Strategic Business Unit, since October 1999. Between June 1992 and October 1999, he served in a variety of roles with Micro Visions, including Executive Vice President.

     MR. ARNETT has served as our Senior Vice President and Chief Operating Officer (Canada) since March 1999. Mr. Arnett served as Vice President of Operations for FutureLink Alberta from August 1998 through March 1999. He served as Vice President for SysGold Ltd. from August 1996 through August 1998, when FutureLink acquired it. From January 1995 to August 1996, Mr. Arnett served as Manager, Information Technology, for Numac Energy Inc.

     MR. KRIEGER has served as our Senior Vice President, Strategic Planning and Corporate Development since February 2000. Previously, from December 1996 to October 1999, he served as Vice President, PC Servers for Hitachi Data Systems. From May 1996 to December 1996, Mr. Krieger served as Senior Vice President, Business Development for J & L ChatCom, Inc. and from January 1996 to May 1996 he served as President and Chief Executive Officer of CommVision Corporation. From June 1995 to December 1995 he was Vice President, Marketing for CommVision Corporation and from May 1993 to May 1995 he was a Director for Ziff-Davis Magazine Networks.

     MR. SMITH has served as our Senior Vice President, Operations since the beginning of February 2000. From May 1998 until joining us, Mr. Smith was the Senior Vice President of Operations for AT&T Canada, which was formerly MetroNet Communications Corp. From October 1996 until May 1998, Mr. Smith was Senior Vice President of West Coast Operations and Senior Vice President of Long Distance Operations for Brooks Fiber Communications Inc. From October 1985 to October 1996, Mr. Smith served as the President of Execuline Inc., a long distance telephone company.

     MR. WHITE has served as our Vice President, Administration since January 2000. From August 1997 to January 2000, he served as Vice President Administration -- Telecommunications for AT&T Canada, which was formerly MetroNet Communications Corp. Between October 1995 and August 1997, he served as Executive Vice President and Chief Financial Officer for American Louver of Canada. From April 1994 to September 1995, he was a partner of Core Plus International. Mr. White is a Chartered Accountant (Canada) and was previously a partner with KPMG.

     MR. SCOTT has served as Vice President since October 1999 and as our Secretary and General Counsel since March 1999. From April 1998 to February 1999, Mr. Scott was an associate with the law firm of Howard Mackie, now Borden Ladner Gervais LLP., specializing in corporate and securities law. From April 1997 to March 1998, Mr. Scott served with the Listings Department of The Alberta Stock Exchange, now the Canadian Venture Exchange. From September 1996 to February 1997, Mr. Scott served as Associate (Corporate Finance) with Oxbow Capital Corporation, a venture capital company. From September 1993 to August 1996, Mr. Scott served as General Counsel for Kedon Waste Services.

     MR. FARRILL has been a director since January 1998. Since April 1989, Mr. Farrill has been a consultant and advisor to various companies unrelated to us. Since May 1996, Mr. Farrill has served as a director for Devine Entertainment, LTD. From January 1978 until March 1989, Mr. Farrill held various positions with Scotia McLeod and McLeod Young Weir, including acting as Chairman of Scotia McLeod (USA) Inc. and McLeod Young Weir Ltd. Since July 1997, Mr. Farrill has held the position of President and Chairman of Solar Pharmaceuticals Ltd. Mr. Farrill is currently a director of Power Technology, Inc., Devine Entertainment Inc. and Home Life Inc.

     MR. FALK has been a director since May 1999. Mr. Falk is the co-founder of Commonwealth Associates, a New York-based merchant bank and investment bank established in May 1988 that specializes in early stage investments in Internet, technology and telecommunications businesses. Mr. Falk has served as Commonwealth Associate's Chairman and Chief Executive Officer since 1995. Mr. Falk currently serves as a director of Intellispan Inc.

     MR. FLYNN has been a director since May 1999. Since August 1996, Mr. Flynn has been a principal at Flynn Corporation. Previously, Mr. Flynn co-founded and served as a director of Valujet Airlines from June 1993 until November 1996. Mr. Flynn also co-founded WestAir Holdings, Inc., a company which owned WestAir, a California-based commuter airline that operated as a United Express affiliate of United Airlines. Mr. Flynn served as an executive officer and a director of WestAir until its merger with Mesa Airlines in May 1992, and served as a director of Mesa Airlines until March 1993. Mr. Flynn currently serves on the board of directors of Mpower Communications Corp.

     MR. POCH has been a director since October 1999. Since August 1998, Mr. Poch has been a Manager Director/Portfolio Manager of Pequot Capital Management, Inc. From August 1996 to August 1998, Mr. Poch acted as Chairman and President of GE Capital Information Technology Solutions. From September 1992 to August 1998, Mr. Poch was President of AmeriData Technologies, Inc. Mr. Poch is co-chairman and director of MessageMedia, Inc. and serves as a director of Brite Smile, Inc. Channel Health, Inc., Elastic Networks, NewRiver Communications, Lucent Digital Radio, Everest Broadband Networks, Online Retail Partners, WatchMark and HomeSpace.com.

     MR. MCNIEL has been a director since October 1999. Since July 1999, Mr. McNiel has been a Senior Vice President at Pequot Capital Management. From May 1997 until joining Pequot, Mr. McNeil was President of McNeil Group Ltd., a technology consulting and investment firm. From March 1990 until May 1997, Mr. McNeil served at Cheyenne Software, initially as Vice President of Business Development, then as Executive Vice President of Business Development and ultimately as Executive Vice President of Corporate Development. Mr. McNeil is a member of the board of directors for Netegrity, Inc. and Asia Online.

APPOINTMENT OF DIRECTORS

     In an Agency Agreement we entered into with Commonwealth Associates on April 14, 1999, we granted Commonwealth the right, until April 2001, to appoint one person to serve on our board of directors. Commonwealth Associates also has the right to appoint a majority of our directors if we fail to repay the convertible debentures issued in the offerings of convertible debt Commonwealth Associates managed in April and May of 1999.

     In a Securities Purchase Agreement we entered into with Pequot Private Equity Fund II, L.P. and certain other investors on October 15, 1999 relating to a private placement of equity securities, we granted Pequot Private Equity Fund II, L.P. and the other investors in such financing the right to appoint two directors as long as they hold 50% or more of the common stock purchased in the private placement. Pequot Private Equity Fund II, L.P. and these investors will lose the right to appoint two directors if their ownership falls below 50% of the common stock purchased in the private placement. In such instance, Pequot Private Equity Fund II, L.P. and these investors will retain the right to appoint one director as long as they hold 25% or more of the common stock purchased in the private placement. Pequot Private Equity Fund II, L.P. and these investors can transfer these rights to other investors that purchased our common stock from us under the Securities Purchase Agreement of October 15, 1999.

     In the Agreement and Plan of Reorganization and Merger dated June 2, 1999, between us, The Holmes Trust and various other parties relating to our acquisition of Executive LAN Management, Inc., we agreed to elect to the board one director that The Holmes Trust designates to serve until the next annual meeting of shareholders or until a successor is appointed or elected.

COMMITTEES OF OUR BOARD OF DIRECTORS

     Our board of directors currently has three committees: an audit committee, a compensation committee and an executive committee.

     The audit committee consists of Timothy P. Flynn, who serves as Chairman, and Gerald A. Poch. The audit committee has the authority to review our financial reporting and financial statements and to sign quarterly and annual financial statements on behalf of the board of directors. The audit committee acts on and reports to the board of directors with respect to various auditing and accounting matters, including the engagement of our auditors, the scope of the annual audits, the reasonableness of fees to be paid to the auditors, the performance of our independent auditors and our accounting practices.

     The compensation committee consists of F. Bryson Farrill,who serves as Chairman, James P. McNiel and Timothy P. Flynn. The compensation committee has the authority to review and approve executive compensation, make recommendations for the appointment of executive officers and to act as the plan administrator of our stock option plan.

     The executive committee consists of Gerald A. Poch, who serves as Chairman, Philip R. Ladouceur, Glen C. Holmes and Michael S. Falk. The executive committee has the authority to approve:

     - our daily operational matters,

     - our corporate policies and strategy, and

     - our contractual commitments, payments of funds or issuances of securities up to a level of $1.0 million.

COMPENSATION OF OUR DIRECTORS

     The Company's outside directors currently receive compensation of $25,000 per year plus $5,000 for each committee of our board of directors on which they serve, payable in stock. They also receive $500 for each meeting of the board of directors or board committee they attend in person, and $250 for each meeting attended by telephone. We also reimburse our outside directors for their expenses in attending board of directors and committee meetings.

     At the time Mr. Ladouceur joined our board of directors he entered into an agreement dated July 16, 1998. Under the terms of this agreement, we paid Mardale Investments Ltd., of which Mr. Ladouceur is a principal, a fee of $68,000 and we granted Mr. Ladouceur options to purchase 100,000 shares of our common stock at an exercise price of $3.80 per share.

     We have granted options to each of the outside directors of the Company upon their election to our board of directors. We granted Mr. Falk, Mr. Farrill, Mr. Flynn, Mr. Poch and Mr. McNeil options to purchase 100,000 shares of common stock with exercise prices ranging from $3.15 to $8.97 per share. We expect to grant additional options to outside directors upon their joining the board of directors for the first time and their subsequent re-election as a director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Each of the following persons was either a director, officer or beneficial owner of more than ten percent (10%) of a class of our equity securities registered pursuant to Section 12 of the Exchange Act, and, failed to file on a timely basis one or more reports required by Section 16(a) of the Exchange Act during 1999 or years prior thereto, as described below:

        Robert J. Kubbernus filed a Form 4 on July 15, 1999 reporting a securities transaction which took place in May 1999.

        Philip R. Ladouceur filed a Form 4 on December 24, 1999 reporting a grant of stock options made to Mr. Ladouceur in August 1999.

        Gerald A. Poch filed a Form 5 on March 23, 2000 reporting a grant of stock options made to Mr. Poch in October 1999.

        James P. McNiel filed a Form 5 on March 23, 2000 reporting a grant of stock options made to Mr. McNiel in October 1999.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table summarizes the compensation earned by or paid to our chief executive officers and the other four most highly compensated executive officers whose total salary and bonuses exceeded $100,000 for services rendered in all capacities to us and our subsidiaries during 1999. We refer to these individuals as our named executive officers in other parts of this report.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                                                            COMPENSATION
                                                                                               AWARDS
                                            ANNUAL COMPENSATION                           -----------------
                                     ----------------------------------    OTHER ANNUAL   SHARES UNDERLYING
    NAME AND PRINCIPAL POSITION      FISCAL YEAR   SALARY($)   BONUS($)    COMPENSATION      OPTIONS(#)
    ---------------------------      -----------   ---------   --------    ------------   -----------------
Cameron B. Chell(1)................     1999       $149,658          --            --           175,000(2)
  Former Chairman, President and        1998       $ 84,291          --      $  7,000           100,000
  Chief Executive Officer
Philip R. Ladouceur................     1999       $110,000    $200,000(3)         --         1,300,000
  Executive Chairman and Chief
  Executive Officer
Glen C. Holmes.....................     1999       $ 58,435    $ 90,000(4)         --           100,000
  President and Chief Operating
  Officer
Raghu N. Kilambi...................     1999       $146,771    $ 90,000(5)         --           500,000
  Executive Vice President and          1998       $ 67,433          --      $  4,700           100,000
  Chief Financial Officer
Vincent L. Romano, Jr..............     1999       $ 75,000    $185,000(6)   $255,000           250,000
  Executive Vice President,
  Application Service Provision

-------------------------
 (1) Mr. Chell served as Chief Executive Officer from April 1998 through August 1999 and was our President from March 1999 through August 1999. We no longer employ him in any capacity. Other annual compensation for 1998 includes consulting fees. On March 13, 2000, Mr. Chell exercised 275,000 vested stock options.

 (2) Excludes 525,000 shares underlying options granted in 1999 which expired under our Stock Option Plan when Mr. Chell's employment with us terminated.

 (3) Accrued in 1999 but paid in 2000.

 (4) Includes $50,000 accrued in 1999 but paid in 2000.

 (5) Accrued in 1999 but paid in 2000.

 (6) Includes $90,000 accrued in 1999 but paid in 2000.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information related to options granted to our named executive officers during fiscal year ended December 31, 1999. The information in this table reflects options granted under our Amended and Restated Stock Option Plan. We granted options to purchase 6,559,000 shares of our common stock to our employees and directors in 1999. We granted all options at an exercise price equal to the fair market value of our common stock on the date of grant as determined based on the closing price of our common stock on the day preceding the grant, except options granted to Mr. Holmes on May 14, 1999, which grant has an exercise price based on the average closing bid and ask prices for the ten trading days prior to the grant date. The options granted on May 14, 1999 have an exercise price that is 74% of the market value of the common stock on such date, on which date the average closing bid and ask price was $6.72. Options granted to our named executive officers during the 1999 fiscal year vest in either three or four yearly increments and expire between March 2000 and June 2004.

                                        OPTIONS GRANTED IN LAST FISCAL YEAR
                           -------------------------------------------------------------    POTENTIAL REALIZABLE
                                                PERCENT OF                                    VALUE AT ASSUMED
                                                  TOTAL                                         ANNUAL RATES
                                                 OPTIONS                                       OF STOCK PRICE
                               NUMBER OF        GRANTED TO                                    APPRECIATION FOR
                               SECURITIES       EMPLOYEES    EXERCISE                            OPTION TERM
                           UNDERLYING OPTIONS   IN FISCAL    PRICE PER                     -----------------------
          NAME                  GRANTED            YEAR        SHARE     EXPIRATION DATE       5%          10%
          ----             ------------------   ----------   ---------   ---------------   ----------   ----------
Cameron B. Chell.........       175,000(1)          3.0%       $3.15      March 14, 2000   $  380,029   $  414,830
Philip R. Ladouceur......       700,000            12.1%       $3.15        June 1, 2004   $2,388,750   $2,607,500
                                600,000            10.3%       $7.56     August 31, 2003   $  228,375   $  455,250
Glen C. Holmes...........       100,000             1.7%       $5.00        June 1, 2004   $  205,495   $  239,090
Raghu N. Kilambi.........       500,000             8.6%       $3.15        June 1, 2004   $1,706,250   $1,862,500
Vincent L. Romano,
  Jr. ...................       250,000(2)          4.3%       $6.08       June 30, 2004   $  169,844   $  250,313

-------------------------
(1) 525,000 of the options granted to Mr. Chell in 1999 expired under the Stock Option Plan when Mr. Chell's employment with us terminated. On March 13, 2000, Mr. Chell exercised 275,000 stock options.

(2) Mr. Romano exercised options to purchase 62,500 shares of common stock in early January 2000.

     The potential realizable values in the table above represent amounts, net of exercise price before taxes, that may be realized upon exercise of the options immediately prior to the expiration of their terms assuming appreciation of 5% and 10% over the option term. The 5% and 10% are calculated based on SEC rules and do not reflect our estimate of future stock price growth. The actual value realized may be greater or less than the potential realizable value set forth in the table.

AGGREGATED OPTION EXERCISES IN 1999 AND LAST FISCAL YEAR-END OPTION VALUES

     The following table shows the number of shares our named executive officers acquired upon exercise of stock options during 1999, the aggregate value received from those exercises, the number of shares underlying both exercisable and unexercisable options as of December 31, 1999 and the year-end value of exercisable and unexercisable options as of December 31, 1999.

     The value of unexercised in-the-money options at December 31, 1999, is based on a year-end stock price of $26.00, the last reported trade of our common stock on the OTC Bulletin Board on December 31, 1999.

                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                NUMBER                         OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                SHARES                      DECEMBER 31, 1999             DECEMBER 31, 1999
                               ACQUIRED      VALUE     ---------------------------   ---------------------------
            NAME              ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----              -----------   --------   -----------   -------------   -----------   -------------
Cameron B. Chell............    0            0           275,000              0(1)   $ 6,218,750    $        0
Philip R. Ladouceur.........    0            0           950,000        450,000      $20,981,000    $8,298,000
Glen C. Holmes..............    0            0            50,000         50,000      $ 1,050,000    $1,050,000
Raghu N. Kilambi............    0            0           225,000        375,000      $ 5,076,250    $8,568,750
Vincent L. Romano, Jr.(2)...    0            0            62,500        187,500      $ 1,245,000    $3,735,000

-------------------------
(1) During 1999, Mr. Chell held an additional 525,000 options that expired under the terms of our Stock Option Plan when Mr. Chell's employment with us terminated.

(2) Mr. Romano exercised options to purchase 62,500 shares of common stock in early January 2000.

EMPLOYMENT AGREEMENTS

     We have entered into employment agreements with each of our named executive officers. Each agreement provides for a fixed base salary and an annual performance bonus that our compensation committee or the board of directors determines.

     Our employment agreements with Mr. Ladouceur and Mr. Kilambi are at-will and either party can terminate the agreement at any time. Mr. Romano's agreement has a three-year term which expires on August 1, 2002. Mr. Ladouceur's and Mr. Kilambi's employment agreements provide that if there is a change in our control, and either of them is terminated without just cause within six months of a change in our control, his level of responsibility or compensation is reduced and he elects within six months of such change in control to treat his employment as terminated, or he elects within three months of such change in control to terminate his employment, we must pay him an amount equal to one year's salary, his most recent performance bonus, and one year's premium contributions to our employee benefit plan paid on his behalf, provide up to $10,000 in relocation and financial consulting services, or, at his option, pay him $10,000, and cause his unvested stock options to accelerate and become exercisable for three months. If we terminate either Mr. Ladouceur's or Mr. Kilambi's employment without just cause or change his level of responsibility, and he elects to terminate, we must pay him an amount equal to one year's salary, his most recent performance bonus, and one year's premium contributions to our employee benefit plan paid on his behalf, and provide him with up to $10,000 in relocation and financial consulting services or, at his option, pay him $10,000.

     Mr. Ladouceur's employment agreement provides for an annual base salary of $200,000, and he is eligible to earn an annual performance bonus of up to $400,000.

     Mr. Holmes' employment agreement provides for an annual base salary of $200,000. Mr. Holmes is also entitled to receive a minimum bonus of $50,000 each quarter and is eligible to receive a discretionary bonus to be determined by the board of directors. His agreement also provides for 18 months severance pay (including the minimum bonus for such period), if we terminate Mr. Holmes without cause, his employment is terminated within 18 months of a change of our control, or Mr. Holmes voluntarily terminates because we materially reduce his duties or his compensation, or we move his place of business out of Orange County, California.

     Mr. Kilambi's employment agreement provides for an annual basic salary of $180,000, and he is eligible to earn an annual bonus of up to $180,000.

     Mr. Romano's employment agreement provides for an annual base salary of $180,000. He is eligible to earn an annual bonus of up to $180,000. Upon commencement of his employment, Mr. Romano received a signing bonus of $95,000, a one time payment of $5,000 to cover certain fees relating to his joining us, and 250,000 stock options. His employment agreement provides for a separate loan agreement between us and Mr. Romano under which we loaned Mr. Romano $2.0 million at an annual interest rate of 5.625% to purchase 232,829 shares of our common stock. The loan is forgiven in quarterly installments of $250,000. In October 1999, we forgave the first installment of $250,000 of this loan, comprising most of Mr. Romano's "other compensation" in 1999.

STOCK OPTION PLAN

     Our Stock Option Plan became effective on June 29, 1998, and we amended it on each of November 30, 1998, September 23, 1999, November 17, 1999 and December 10, 1999. Our Stock Option Plan provides for the issuance of incentive and non-qualified stock options. The aggregate number of shares which may be issued upon the exercise of options under the Stock Option Plan may not exceed twenty percent of our shares of common stock issued and outstanding on a fully diluted basis. Our board of directors recently fixed the maximum number of shares which may be issued upon the exercise of options at 11,000,000.

     Our board of directors administers our Stock Option Plan. Generally, our board may amend or terminate our Stock Option Plan if it does not cause any adverse affect on any then outstanding options or unexercised portions of any then outstanding options. Our board of directors must obtain the consent of the stockholders to increase the number of shares that the Stock Option Plan covers, to change the class of persons eligible to receive options, or to extend the term of the Stock Option Plan beyond 10 years. Our board of directors sets the consideration for each option award. All options must generally have an exercise price equal to at least 85% of the fair market value of the underlying common stock on the date of the grant. Incentive stock options must have an exercise price equal to at least 100% of the fair market value of the underlying common stock on the date of the grant, and options granted to a person who owns more than 10% of the voting power of our outstanding stock and any outstanding stock of our subsidiaries must have an exercise price equal to at least 110% of the fair market value of the underlying common stock on the date of the grant.

     Options granted under the Stock Option Plan are non-transferable except through will or the laws of descent and distribution upon the death of the option holder. If we liquidate, reorganize, merge or consolidate and we are not the surviving entity, each outstanding stock option shall become exercisable prior to such event unless the options are assumed in a merger.

401(k) PLAN

     We assumed several 401(k) plans as a result of our acquisitions in 1999. These 401(k) plans cover our full-time U.S. employees. These plans are intended to qualify under Section 401(k) of the Internal Revenue Code of 1986 so that we can deduct any contributions that we make to these plans, at the time they are made. These plans provide that employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to these plans. These plans permit us, but do not require us to make, additional matching contributions to these plans on behalf of all participants in these plans. We have not made any contributions to these plans to date, and we do not currently have any plan to make contributions. We also operate a defined contribution pension plan on behalf of our directors and employees in the United Kingdom.

LIMITATIONS OF LIABILITY AND INDEMNIFICATION MATTERS

     Our certificate of incorporation provides that, to the fullest extent the Delaware General Corporation Law permits, our directors shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. Under Delaware law, the directors have a fiduciary duty to us that this provision of our certificate does not eliminate and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief will remain available. In addition, each director will continue to be subject to liability under Delaware law for breach of the director's duty of loyalty to us for acts or omissions which a court of competent jurisdiction finds to be not in good faith or that involve intentional misconduct, or knowing violations of law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that Delaware law prohibits. This provision also does not affect the director's responsibilities under any other laws, such as federal securities laws.

     Section 145 of the Delaware General Corporation Law empowers a corporation to indemnify its directors and officers and to purchase insurance with respect to liability arising out of their capacity or status as directors and officers, provided that this provision shall not eliminate or limit the liability of a director:

     - for any breach of the director's duty of loyalty to a corporation or its stockholders,

     - for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law,

     - arising under Section 174 of the Delaware General Corporation Law as a result of unlawful payments of dividends or stock purchases or redemptions, or

     - for any transaction from which the director derived an improper personal benefit.

     Delaware law provides further that the indemnification that Delaware law permits is not exclusive of any other rights to which the directors and officers may be entitled under a corporation's bylaws, any agreement, a vote of stockholders or otherwise. Our bylaws provide that we shall indemnify, to the maximum extent and in the manner Delaware General Corporation Law permits, any person against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred as a result of any threatened, pending or completed action, suit or proceeding in which such person was or is a party or is threatened to be made a party by reason of the fact that such person is or was our director or officer, or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, or is or was a director or officer of a corporation which was our predecessor corporation or of another enterprise at the request of such predecessor corporation.

     We have insured our directors, officers, employees and agents and persons serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against such person and incurred by such person in any such capacity or arising out of such person's status as such, regardless of whether indemnification would be permitted under Delaware law.

CERTAIN PROVISIONS OF DELAWARE LAW

     We are a Delaware corporation, and the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law, apply to us. In general, the statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction by which that person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a business combination includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an interested stockholder is a person who, together with affiliates and associates, owns, or within three years prior, did own 15% or more of our voting stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth specified information with respect to the beneficial ownership of our common stock as of March 10, 2000 by:

     - each person or group of affiliated persons that we know beneficially owns 5% or more of our outstanding shares of common stock,

     - each of our directors,

     - each of our named executive officers, and

     - all of our directors and executive officers as a group.

     The number and percentage of shares beneficially owned are based on 58,585,493 shares of common stock outstanding as of March 10, 2000; 2,308,391 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 10, 2000; 7,805,955 shares issuable upon the exercise of warrants exercisable within 60 days of March 10, 2000 and 918,283 shares issuable upon the conversion of convertible debentures convertible within 60 days of March 10, 2000. Beneficial ownership is determined in accordance with the rules of the SEC. In general, a person who has voting power or investment power with respect to securities is treated as a beneficial owner of those securities. These rules treat the person holding any options, warrants or rights of the beneficial owner of the shares underlying these options, warrants or rights currently exercisable or exercisable within 60 days of March 10, 2000 as the beneficial owner. We believe the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned unless otherwise indicated and except as otherwise may be affected by community property laws.

                                                                SECURITIES OWNERSHIP
                                                                ---------------------
            NAME AND ADDRESS OF BENEFICIAL OWNER                  NUMBER      PERCENT
            ------------------------------------                ----------    -------
The Holmes Trust(1).........................................     8,400,000     14.3%
Glen C. Holmes(2)...........................................     8,450,000     14.4%
Pequot Capital Management, Inc.(3)..........................     8,041,776     13.7%
Philip R. Ladouceur(4)......................................       998,000      1.7%
Raghu N. Kilambi(5).........................................       445,563      0.8%
F. Bryson Farrill(6)........................................       107,500      0.2%
Michael S. Falk(7)..........................................     3,577,146      6.1%
Timothy P. Flynn(8).........................................       750,133      1.3%
Gerald A. Poch(3)(9)........................................     8,066,776     13.8%
James P. McNiel(3)(10)......................................     8,066,776     13.8%
Vincent Romano, Jr..........................................       282,908      0.5%
Cameron Chell(11)...........................................       780,688      1.3%
Robert Priddy(12)...........................................     3,495,885      5.9%
All directors and executive officers as a group
  (19 persons)(13)..........................................    25,944,172     42.5%

-------------------------
 (1) Includes 1,200,000 shares issuable, but not yet issued, to The Holmes Trust upon the satisfaction of certain performance criteria specified in the acquisition of Executive LAN Management, Inc., which criteria have been satisfied. The business address of Glen C. Holmes, the trustee of The Holmes Trust, is 6 Morgan, Suite 100, Irvine, California 92618.

 (2) Includes 50,000 shares issuable upon the exercise of currently exercisable stock options. Also includes 7,200,000 shares of common stock held by The Holmes Trust as a result of Mr. Holmes' power to control The Holmes Trust and 1,200,000 shares to be issued to The Holmes Trust for the satisfaction of certain performance criteria specified in the acquisition agreement for Executive LAN Management, Inc.

 (3) The address of Pequot Capital Management, Inc., Gerald A. Poch and James P. McNiel is 500 Nyala Farm Road, Westport, Connecticut 06880.

 (4) Includes 950,000 shares issuable upon the exercise of currently exercisable stock options and 48,000 shares attributable to Mr. Ladouceur as a result of his power to control Mardale Investments Ltd.

 (5) Includes 225,000 shares issuable upon the exercise of stock options exercisable within 60 days of March 10, 2000.

 (6) Includes 62,500 shares issuable upon the exercise of stock options within 60 days of March 10, 2000.

 (7) Includes 25,000 shares issuable upon the exercise of stock options which are exercisable within 60 days of March 10, 2000. Also includes 82,574 shares attributable to Mr. Falk as a result of his control of the Michael Falk IRA. Also includes 34,353 shares issuable upon the exercise of warrants that Mr. Falk holds. Also includes 2,433,828 shares of common stock and 104,198 shares issuable upon the exercise of warrants that Commonwealth Associates holds. Mr. Falk is Chairman and Chief Executive Officer of Commonwealth Associates. Mr. Falk disclaims beneficial ownership of the shares and warrants that Commonwealth Associates holds.

 (8) Includes 25,000 shares issuable upon the exercise of stock options which are exercisable within 60 days of March 10, 2000, and 213,021 shares issuable upon the exercise of currently exercisable warrants.

 (9) Includes 25,000 shares issuable upon the exercise of stock options which are exercisable within 60 days of March 10, 2000. Also includes 8,041,776 shares of common stock that Pequot Private Equity Fund II, L.P., Pequot Partners Fund, L.P. and Pequot International Fund, Inc. hold. Pequot Capital Management, Inc. manages these entities. Mr. Poch is a principal of Pequot Capital Management, Inc. Mr. Poch disclaims beneficial ownership of the shares attributed to Pequot Capital Management, Inc.

(10) Includes 25,000 shares issuable upon the exercise of stock options which are exercisable within 60 days of March 10, 2000. Also includes 8,041,776 shares of common stock that Pequot Capital Management, Inc. manages. Mr. McNiel is a principal of Pequot Capital Management, Inc. Mr. McNeil disclaims beneficial ownership of the shares attributed to Pequot Capital Management, Inc.

(11) Includes 275,000 shares issuable upon the exercise of stock options which are exercisable within 60 days of March 10, 2000.

(12) Includes 198,021 shares of common stock issuable upon the exercise of currently exercisable warrants. Also includes 2,433,828 shares of common stock and 104,198 shares issuable upon the exercise of warrants that Commonwealth Associates holds. Mr. Priddy disclaims beneficial ownership of the shares and warrants attributed to Commonwealth Associates.

(13) Includes shares listed in footnotes 4, 6-12, and 14 above, as well as 1,218,253 shares our other executives not listed in this table hold, 1,907,500 shares issuable upon the exercise of stock options which are exercisable within 60 days of March 10, 2000 and 588,939 shares issuable on exercise of currently exercisable warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1997, Mr. Chell loaned FutureLink Alberta, approximately $137,000 at an annual interest rate equal to the prime rate plus 1%. FutureLink Alberta repaid the entire balance of the loan between April and June 1998.

     On January 20, 1998, Core Ventures, Inc., our predecessor-in-interest, purchased 46% of FutureLink Alberta in exchange for 308,000 shares of our common stock. On November 23, 1998, Core Ventures purchased another 50.4% of FutureLink Alberta in exchange for 334,755 shares of our common stock, and on February 26, 1999, it acquired the remaining 3.6% of FutureLink Alberta in exchange for 23,500 shares of our common stock. Cameron Chell was the President and Chief Executive Officer of FutureLink Alberta, and after the first purchase in January 1998, Mr. Chell became our President, a director and a significant shareholder. Mr. Chell resigned as our President and a director effective August 27, 1999.

     Cameron Chell and Robert Kubbernus were directors and shareholders of both us and JAWS Technology Inc. at the time we entered into an Alliance Partner Agreement dated February 12, 1999.

     On August 12, 1998, Mr. Chell loaned us approximately $145,000 at an annual interest rate equal of 8%. On February 22, 1999, we issued Mr. Chell a convertible debenture in the principal amount of approximately $150,000, the outstanding balance of his loan to us. This convertible debenture was convertible at $2.00 per share after adjustment for our five-for-one reverse stock split, for a total of 75,310 shares. Mr. Chell also received a warrant to acquire 75,310 shares at $2.00 per share for the first year, $3.00 per share for the second year, and $4.00 per share for the third year. On April 29, 1999, Mr. Chell surrendered his debenture having an outstanding balance of approximately $153,000, our notes payable having an outstanding balance of approximately $67,000 and our trade loans payable having an outstanding balance of $30,000 in return for a $250,000 aggregate principal amount 8% convertible note convertible at $1.50 per share and a warrant to acquire 125,000 shares at $1.50 per share. The conversion and exercise prices for these securities have since been reduced from $1.50 per share to $1.335 per share due to the effect of anti-dilution provisions.

     In May 1999, Commonwealth Associates privately placed our units consisting of 8% senior subordinated convertible notes convertible to shares of common stock at $1.00 per share after adjustment for our five-for-one reverse stock split and warrants to purchase 500 shares of common stock at $1.25 per share after adjustment for our five-for-one reverse stock split for each $1,000 invested. Mr. Chell purchased $250,000 of our units and Mr. Kilambi purchased $127,500 of our units.

     Michael Falk, Chief Executive Officer of Commonwealth Associates, was appointed to our board of directors on May 7, 1999 following the consummation of the private placement of our securities concluded in April 1999 for which we retained Commonwealth Associates as our placement agent. We subsequently retained Commonwealth Associates as placement agent on July 1, 1999.

     As of December 31, 1999, we have provided $550,000 in services and products to Willson Stationers Ltd. and e-Supplies Inc. At December 31, 1999, $543,000 remained due from these entities. An allowance for doubtful accounts has been recorded for the entire amount because of the uncertainty of collection. Cameron Chell was a director of both companies at the time some of the transactions took place. In addition, we have reason to believe that Mr. Chell was a principal of e-Supplies Inc., at the time of the transactions. Raghu Kilambi served on the board of directors of Willson Stationers, Ltd., as our representative, at the request of Willson Stationers, Ltd., for approximately one month in early 1999.

     On August 1, 1999, we loaned Vincent Romano, one of our executive officers, $2.0 million, which he used to purchase 232,829 shares of our common stock. Mr. Romano deposited the shares in escrow and the escrow agent releases approximately 12.5% of the shares quarterly as the loan is forgiven in quarterly installments of $250,000. We loaned the money to Mr. Romano under the terms of his employment agreement. As of January 31, 2000, we have forgiven $500,000 of this loan.

     In October 1999, we issued warrants to acquire 1,658,350 shares of common stock to Pequot Private Equity Fund II, L.P., Pequot Partners Fund and Pequot International Fund, which, after giving effect to anti-dilution adjustments since their issuance, entitled the holders to purchase 1,678,139 shares of common stock at $8.40 per share. On February 29, 2000, the funds exercised their warrants to acquire all 1,678,139 shares of our common stock, with net proceeds to FutureLink of approximately $12.6 million, taking into account the warrant exercise fee of $0.90 for each warrant exercised. Pequot Capital Management, Inc. manages the funds and therefore has the power to direct the vote of the common stock that the funds hold, which constitute more than 5% of our outstanding common stock both before and after this warrant exercise. In addition, James McNiel, one of our directors, is a Senior Vice President at Pequot Capital Management, Inc., and Gerald Poch, also a director, is a Manager Director/Portfolio Manager at Pequot Capital Management, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
  2.1      Share Purchase Agreement dated August 4, 1998 between
           FutureLink Distribution Corp., a Colorado corporation,
           Donald A. Bialik, Olivia B. Bialik, Bialik Family Trust,
           Riverview Management Corporation, SysGold Ltd., and
           FutureLink Distribution Corp., an Alberta corporation(1)
  2.2      Targetco Acquisition Agreement dated August 3, 1998 between
           FutureLink Distribution Corp., a Colorado corporation, and
           FutureLink Alberta(1)
  2.3      Amending Agreement to Share Purchase Agreement dated August
           21, 1998 between FutureLink Distribution Corp., a Colorado corporation, Donald A. Bialik, Olivia B. Bialik, Bialik
           Family Trust, Riverview Management Corporation, SysGold
           Ltd., and FutureLink Alberta(3)
  2.4      Agreement and Plan of Reorganization and Merger dated June
           2, 1999 between FutureLink Distribution Corp., FutureLink
           California Acquisition Corp., Executive LAN Management,
           Inc., dba Micro Visions, and the selling shareholders of
           Micro Visions(6)
  2.5      Agreement and Plan of Merger dated August 1, 1999 between
           FutureLink Distribution Corp. and FutureLink California
           Acquisition Corporation, a Delaware corporation(8)
  2.6      Agreement and Plan of Reorganization and Merger dated
           September 7, 1999 between FutureLink Distribution Corp.,
           FutureLink Pleasanton Acquisition Corp., CN Networks, Inc.,
           and the selling shareholders of CN Networks(9)
  2.7      Agreement and Plan of Reorganization and Merger dated
           September 7, 1999 between FutureLink Distribution Corp.,
           FutureLink Michigan Acquisition Corp., Async Technologies,
           Inc., and the selling shareholders of Async Technologies(10)
  2.8      Certificate of Merger dated October 15, 1999 of FutureLink
           Distribution Corp., a Colorado corporation, into FutureLink
           California Acquisition Corp., a Delaware corporation(8)
  2.9      Amending Agreement dated October 15, 1999 to Agreement and
           Plan of Reorganization and Merger between FutureLink Corp.,
           FutureLink California Acquisition Corp., and the selling
           shareholders of Micro Visions(8)
  2.10     Amending Agreement dated October 29, 1999 to Agreement and
           Plan of Reorganization and Merger, between FutureLink
           Distribution Corp., FutureLink Michigan Acquisition Corp.,
           Async Technologies, and the selling shareholders of Async
           Technologies(10)
  2.11     Amending Agreement dated October 31, 1999 to Agreement and
           Plan of Reorganization and Merger between FutureLink Corp.,
           FutureLink Pleasanton Acquisition Corp., CN Networks, and
           the selling shareholders of CN Networks(9)
  2.12     Amending Agreement dated November 14, 1999 to Agreement and
           Plan of Reorganization and Merger between FutureLink Corp.,
           FutureLink Michigan Acquisition Corp., Async Technologies,
           and the selling shareholders of Async Technologies(10)
  2.13     Agreement for the Sale and Purchase of the Entire Issued
           Share Capital of KNS Holdings Limited dated November 15,
           1999 between FutureLink Corp. and the selling shareholders of KNS Holdings(11)
  2.14     Amending Agreement dated November 26, 1999 to Agreement and
           Plan of Reorganization and Merger between FutureLink Corp.,
           FutureLink Michigan Acquisition Corp., Async Technologies,
           and the selling shareholders of Async Technologies(10)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
  2.15     Supplemental Agreement dated December 20, 1999 to Agreement for Sale and Purchase of the Entire Issued Share Capital of
           KNS Holdings, between FutureLink Corp. and the selling
           shareholders of KNS Holdings(11)
  3.1      Certificate of Incorporation of FutureLink Corp.(8)
  3.2      Bylaws of FutureLink Corp.(8)
 10.1      Stock Option Plan dated June 29, 1998(1)
 10.2      First Amendment to Second Amended and Restated Stock Option
           Plan dated December 10, 1999, as amended(12)
 10.3      Agency Agreement dated April 14, 1999 between FutureLink
           Distribution Corp. and Commonwealth(5)
 10.4      Letter Agreement dated December 6, 1999 between FutureLink
           Distribution Corp. and Thomson Kernaghan(12)
 10.5      Advisory Agreement dated May 1, 1999 between FutureLink
           Distribution Corp. and Commonwealth(5)
 10.6      Agency Agreement dated July 1, 1999 between FutureLink
           Distribution Corp. and Commonwealth(7)
 10.7      Loan Agreement dated August 1, 1999 between FutureLink Corp.
           and Vincent Romano(7)
 10.8      Securities Purchase Agreement dated October 15, 1999 between
           FutureLink Corp., Pequot Private Investment Fund II, L.P.
           and certain other investors(8)
 10.9      Registration Rights Agreement dated October 15, 1999 between
           FutureLink Corp., Pequot Private Investment Fund, and
           certain other investors(8)
 10.10     Registration Rights Agreement dated December 6, 1999 between
           FutureLink Corp. and CPQ Holdings, Inc.(12)
 10.11     Securities Purchase Agreement dated December 6, 1999 between
           FutureLink Corp. and CPQ Holdings, Inc.(12)
 10.12     Employment Agreement dated June 1, 1999 between Philip
           Ladouceur and FutureLink Distribution Corp.(12)(13)
 10.13     Employment Agreement dated September 30, 1999 between Glenn
           C. Holmes and FutureLink Corp.(12)
 10.14     Employment Agreement dated August 1, 1999 between Vincent
           Romano and FutureLink Corp.(12)
 10.15     Client/Agency Agreement dated August 7, 1999 between Sicola,
           Martin, Koons & Frank, Inc. and FutureLink Distribution
           Corp., as revised(12)
 10.16     Master Loan and Security Agreement dated November 3, 1999
           between Transamerica Business Credit Corporation, FutureLink
           Corp. and FutureLink Micro Visions Corp.(12)
 10.17     Security Agreement dated November 3, 1999 between
           Transamerica Business Credit Corporation and FutureLink
           Distribution Corp.(12)
 10.18     Master Lease and Financing Agreement dated November 15, 1999 between Compaq Financial Services and FutureLink Corp.(12)
 10.19     Master Lease Agreement dated December 16, 1999 between EMC and FutureLink Corp.(12)
 10.20     Revised Offer to Lease dated March 24, 1998 between Bow
           Valley Square Management Ltd. and SysGold, Ltd., as amended, for 250 6th Avenue, Calgary(1)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 10.21     Lease Agreement dated September 23, 1999 between Kilroy
           Realty, L.P., Kilroy Realty Corporation, and FutureLink
           Distribution Corporation for 220 Technology Drive, Irvine
           and assignment thereof dated October 15, 1999(12)
 10.22     Microsoft Certified Solution Provider Agreement dated
           January 28, 2000 between Microsoft and FutureLink
           Corp.(12)(14)
 10.23     Microsoft Application Services Agreement dated December 23,
           1999 between Microsoft and FutureLink Corp.(12)(14)
 10.24     Final Invoice/Enrollment Contract (MSCP) dated April 28,
           1998 between Microsoft and FutureLink Corp.(1)
 10.25     Direct Commercial Service License Agreement dated May 21,
           1999 between Microsoft and FutureLink Distribution
           Corp.(12)(14)
 10.26     Service Agreement dated June 1, 1998 between Willson
           Stationers and FutureLink Alberta(1)
 10.27     Solution Provider Contract dated July 27, 1998 between IBM
           Canada Ltd. and FutureLink/ SysGold Ltd.(1)
 10.28     Hosting Services Distributor Agreement (version 4) dated
           November 12, 1998 between Onyx Software and FutureLink
           Distribution Corp.(12)
 10.29     Onyx Software License Agreement dated August 5, 1998 between
           Onyx Software and FutureLink Distribution Corp.(12)
 10.30     Alliance Partner Agreement dated October 26, 1998 between
           Great Plains Software and FutureLink Distribution Corp.(12)
 10.31     Citrix Solutions Network Gold Renewal Membership Agreement
           dated July 16, 1999 between Citrix and FutureLink
           Distribution Corp.(12)(14)
 10.32     Citrix Solutions Network Platinum Renewal Membership
           Agreement dated April 20, 1999 between Citrix and Async
           Technologies(12)(14)
 10.33     Information Systems Services Agreement dated January 19,
           1999 between FutureLink Alberta and Numac Energy, Inc.(12)
 10.34     Information Systems Services Agreement dated July 1, 1999
           between Canadian Natural Resources, Ltd. and FutureLink
           Alberta(12)
 10.35     Alliance Partner Agreement dated February 12, 1999 between
           FutureLink Alberta and JAWS Technologies(1)
 10.36     Master Consulting Agreement dated December 1, 1998 between
           Ameriquest Mortgage Company and Micro Visions(12)
 10.37     Internet Data Center Services Agreement dated May 7, 1999
           between Exodus Communications, Inc. and Micro Visions(12)
 10.38     Form of EMC Corporation Software License Agreement(12)
 23.1*     Consent of Independent Auditors(12)
 27.1*     Financial Data Schedule

-------------------------
* Filed herewith.

 (1) Included as an Exhibit to FutureLink's Registration Statement on Form SB-2 filed August 24, 1998.

 (2) Included as an Exhibit to FutureLink's Amendment No. 1 to Registration Statement on Form SB-2 filed October 23, 1998.

 (3) Included as an Exhibit to FutureLink's Amendment No. 2 to Registration Statement on Form SB-2 filed November 24, 1998.

 (4) Included as an Exhibit to FutureLink's Amendment No. 3 to Registration Statement on Form SB-2 filed December 14, 1998.

 (5) Included as an Exhibit to FutureLink's Quarterly Report on Form 10-QSB for period ended March 31, 1999, filed May 20, 1999.

 (6) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed June 16, 1999.

 (7) Included as an Exhibit to FutureLink's Quarterly Report on Form 10-QSB for period ended June 30, 1999, filed August 18, 1999.

 (8) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed October 27, 1999.

 (9) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed November 23, 1999.

(10) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed December 8, 1999.

(11) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed January 6, 2000.

(12) Included as an Exhibit to FutureLink's Registration Statement on Form SB-2 filed February 11, 2000.

(13) We entered into an employment agreement with Raghu Kilambi on June 1, 1999, which we amended on October 8, 1999 that is substantially identical in all material respects to our employment agreement with Mr. Ladouceur, except as to salary and bonus provisions. Mr. Kilambi's base salary is $180,000 per year and he is entitled to receive a performance bonus of up to $180,000.

(14) Some of our subsidiaries are parties to agreements with the same party that are substantially identical in all material respects.

(b) REPORTS ON FORM 8-K IN LAST FISCAL QUARTER.

     (1) On October 27, 1999 we filed a Current Report on Form 8-K reporting (i) our reincorporation under Delaware law, (ii) our acquisition of Executive Lan Management, Inc. (doing business as Micro Visions), (iii) our financing with Pequot Private Equity Fund II, and (iv) the addition of Gerald A. Poch and James
P. McNeil to our board of directors.

     We filed as Exhibits, audited financial statements for Micro Visions at December 31, 1998 and for the 12 month periods ended December 31, 1997 and 1998 and unaudited financial statements for Micro Visions at June 30, 1999 and for the six month periods ended June 30, 1998 and 1999 are attached to this Report, and Unaudited pro forma financial statements showing our combination with Micro Visions at December 31, 1998 and for the twelve months ended December 31, 1998 and at June 30, 1999 and for the six months ended June 30, 1999.

     (2) On November 23, 1999 we filed a Current Report on Form 8-K dated November 5, 1999 reporting (i) our acquisition of CN Networks, Inc., and (ii) the resignation of Robert J. Kubbernus from our board of directors.

     We filed as Exhibits, audited financial statements for CN Networks, Inc. at December 31, 1998 and for the years ended December 31, 1997 and 1998 and unaudited financial statements for CN Networks, Inc. at September 30, 1999 and for the nine month periods ended September 30, 1998 and 1999.

     (3) On December 2, 1999 we filed a Current Report on Form 8-K/A dated November 5, 1999 reporting an amendment to the acquisition agreement between CN Networks, Inc. and us.

     (4) On December 8, 1999 we filed a Current Report on Form 8-K dated November 26, 1999 reporting our acquisition of Async Technologies, Inc.

     (5) On December 14, 1999 we filed a Current Report on Form 8-K dated November 15, 1999 reporting (i) our agreement to acquire KNS Holdings Limited (doing business as KNS Distribution), (ii) our agreement to acquire Vertical Software, Inc. (doing business as VSI Technology Solutions), and (iii) our partnership with Compaq Computer Corporation.

     We filed as Exhibits, audited financial statements for KNS Distribution at February 28, 1999 and for the years ended February 28, 1998 and 1999 and unaudited financial statements for KNS Distribution as at September 30, 1999 and for the nine months ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2000.

                                          FUTURELINK CORP.

                                          By:    /s/ PHILIP R. LADOUCEUR
                                            ------------------------------------
                                              Philip R. Ladouceur,
                                              Chairman and Chief Executive
                                              Officer

     Each person whose signature appears below constitutes and appoints Philip
R. Ladouceur or Kyle B. A. Scott, or either of them, his true and lawful attorney-in-fact and agent, acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB and any Amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, each acting alone, full powers and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                    NAME                                      TITLE                         DATE
                    ----                                      -----                         ----
/s/ PHILIP R. LADOUCEUR                        Chairman, Chief Executive Officer       March 29, 2000
---------------------------------------------  and Director
Philip R. Ladouceur

/s/ GLEN C. HOLMES                             President, Chief Operating Officer      March 29, 2000
---------------------------------------------  and Director
Glen C. Holmes

/s/ R. KILAMBI                                 Executive Vice President, Chief         March 29, 2000
---------------------------------------------  Financial Officer, Principal
Raghu N. Kilambi                               Accounting Officer and Director

/s/ F. BRYSON FARRILL                          Director                                March 29, 2000
---------------------------------------------
F. Bryson Farrill

/s/ TIMOTHY P. FLYNN                           Director                                March 29, 2000
---------------------------------------------
Timothy P. Flynn

/s/ MICHAEL S. FALK                            Director                                March 29, 2000
---------------------------------------------
Michael S. Falk

/s/ GERALD A. POCH                             Director                                March 29, 2000
---------------------------------------------
Gerald A. Poch

/s/ JAMES P. MCNEIL                            Director                                March 29, 2000
---------------------------------------------
James P. McNiel

/s/ KYLE B. SCOTT                              Vice President, Secretary and           March 29, 2000
---------------------------------------------  General Counsel
Kyle B.A. Scott

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FUTURELINK CORP.
                           DECEMBER 31, 1998 AND 1999

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Operations.......................   F-4
Consolidated Statements of Stockholders' Equity.............   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
FutureLink Corp.

     We have audited the accompanying consolidated balance sheets of FutureLink Corp. as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FutureLink Corp. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Orange County, California
March 14, 2000,
except for Note 13, as to which the date is March 17, 2000

                                FUTURELINK CORP

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1998        1999
                                                              -------    --------
ASSETS
Current assets:
Cash and cash equivalents...................................  $     7    $ 19,185
Restricted cash.............................................       --       3,099
Accounts receivable, less allowance for doubtful accounts of
  $115 and $1,363 in 1998 and 1999, respectively............    1,532      14,284
Inventory...................................................       22       4,964
Prepaid expenses............................................      116         536
                                                              -------    --------
          Total current assets..............................    1,677      42,068
Property and equipment, less accumulated depreciation of
  $203 and $2,276 in 1998 and 1999, respectively............    1,123      10,972
Goodwill and other intangibles, less accumulated
  amortization of $668 and $6,033 in 1998 and 1999,
  respectively..............................................    7,846     186,866
Deposits for acquisitions...................................       --         543
Other assets................................................       --         229
                                                              -------    --------
          Total assets......................................  $10,646    $240,678
                                                              =======    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit.............................................  $   819    $  1,657
Accounts payable and accrued liabilities....................    3,595      15,811
Settlement payable..........................................       --       5,000
Current portion of long-term debt...........................       --       8,554
Deferred revenues...........................................       --       1,330
                                                              -------    --------
          Total current liabilities.........................    4,414      32,352
Long-term debt, less current portion........................       30       4,116
Convertible debentures, net.................................    2,153         874
Deferred taxes..............................................    1,212         588
                                                              -------    --------
          Total liabilities.................................    7,809      37,930
Commitments and contingencies...............................
Stockholders' equity:
  Preferred stock, no par value, 20,000,000 shares
     authorized,
     no shares issued and outstanding in 1998 and 1999......       --          --
  Common stock, $.0001 par value, 300,000,000 shares
     authorized,
     4,908,072 and 52,743,169 shares issued and outstanding
     at December 31, 1998 and 1999, respectively............        2           7
  Common stock issuable; 1,639,850 shares...................    2,600      42,636
  Additional paid-in capital................................    7,662     146,150
  Issuable warrants.........................................       --      60,000
  Deferred compensation.....................................       --      (1,393)
  Loan receivable from officer..............................       --      (1,500)
  Accumulated other comprehensive loss:
     Cumulative foreign currency translation adjustment.....      (96)        (77)
  Accumulated deficit.......................................   (7,331)    (43,075)
                                                              -------    --------
          Total stockholders' equity........................    2,837     202,748
                                                              -------    --------
          Total liabilities and stockholders' equity........  $10,646    $240,678
                                                              =======    ========

See notes to consolidated financial statements.

                                FUTURELINK CORP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                1998          1999
                                                              ---------    ----------
Revenue:
Hardware and software.......................................  $     966    $    6,748
Service delivery............................................      1,471         6,852
                                                              ---------    ----------
                                                                  2,437        13,600
Expenses:
Cost of hardware and software...............................        880         7,013
Cost of service delivery....................................      1,548        10,527
Selling, general and administration.........................      3,064        12,611
Goodwill and other intangibles amortization.................        668         4,981
Depreciation and amortization...............................        203         1,709
                                                              ---------    ----------
                                                                  6,363        36,841
                                                              ---------    ----------
Loss from operations........................................     (3,926)      (23,241)
Interest expense............................................      1,333        12,095
Interest income.............................................         --          (437)
Equity in loss of investee..................................        826            --
                                                              ---------    ----------
Loss before income taxes and extraordinary item.............     (6,085)      (34,899)
Provision (benefit) for income taxes........................       (205)           --
                                                              ---------    ----------
Loss before extraordinary item..............................     (5,880)      (34,899)
Extraordinary item..........................................         --          (845)
                                                              ---------    ----------
Net loss....................................................  $  (5,880)   $  (35,744)
                                                              =========    ==========
Loss per share -- basic and diluted
  Loss before extraordinary item............................  $   (1.86)   $    (2.44)
  Extraordinary item........................................         --         (0.06)
                                                              ---------    ----------
Net loss....................................................  $   (1.86)   $    (2.50)
                                                              =========    ==========
Weighted average shares.....................................  3,169,413    14,279,647
                                                              =========    ==========

See notes to consolidated financial statements.

                                FUTURELINK CORP.
                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            LOAN       ACCUMULATED
                                    COMMON STOCK        COMMON    ADDITIONAL                             RECEIVABLE       OTHER
                                 -------------------    STOCK      PAID-IN     ISSUABLE     DEFERRED        FROM      COMPREHENSIVE
                                   SHARES     AMOUNT   ISSUABLE    CAPITAL     WARRANTS   COMPENSATION    OFFICER         LOSS
                                 ----------   ------   --------   ----------   --------   ------------   ----------   -------------
BALANCE AT JANUARY 1, 1998.....   2,040,700     $1     $    --     $  1,425    $    --      $    --       $    --         $  --
 Issuance of common stock on
   acquisitions................   1,158,000     --       2,550           15         --           --            --            --
 Forgiveness of stockholder
   debt........................          --     --          --           70         --           --            --            --
 Issuance of common stock......     751,163     --          --        2,963         --           --            --            --
 Warrants issued with issuance
   of convertible debt.........          --     --          --          563         --           --            --            --
 Common stock issued, net......     133,752     --          --          763         --           --            --            --
 Common stock to be issued upon
   conversion of loan..........          --     --         733           --         --           --            --            --
 Issuance of common stock......     824,457      1        (683)       1,907         --           --            --            --
 Financing fees associated with
   converted debentures........          --     --          --          (44)        --           --            --            --
 Foreign currency translation
   adjustment..................          --     --          --           --         --           --            --           (96)
 Net loss for the year.........          --     --          --           --         --           --            --            --
                                 ----------     --     -------     --------    -------      -------       -------         -----
BALANCE AT DECEMBER 31, 1998...   4,908,072      2       2,600        7,662         --           --            --           (96)
 Exchange of exchange shares...         424     --      (2,550)       2,550         --           --            --            --
 Shares issued or issuable for
   acquisitions................  13,542,490      1      42,636      109,568         --           --            --            --
 Shares issued for cash........   9,203,499      1          --       48,317         --           --            --            --
 Shares issued upon conversion
   of debt.....................  15,859,796      2          --       22,496         --           --            --            --
 Shares issued for services....      95,431     --         (50)         525         --           --            --            --
 Exercise of warrants..........   8,648,256      1          --          300         --           --            --            --
 Equity components of
   convertible debentures and
   warrants....................          --     --          --        7,290         --           --            --            --
 Value of warrants issued with
   convertible debentures......          --     --          --        5,649         --           --            --            --
 Value of options and warrants
   issued for services.........          --     --          --          923         --           --            --            --
 Shares issued under loan
   agreement to officer........     232,829     --          --        2,000         --           --        (1,500)           --
 Shares issued upon exercise of
   employee stock options......     252,372     --          --        1,103         --           --            --            --
 Cost of warrants to be issued
   on settlement...............          --     --          --      (65,000)    60,000           --            --            --
 Deferred compensation.........          --     --          --        2,767         --       (2,767)           --            --
 Amortization of deferred
   compensation................          --     --          --           --         --        1,374            --            --
 Foreign currency translation
   adjustment..................          --     --          --           --         --           --            --            19
 Net loss for the year.........          --     --          --           --         --           --            --            --
                                 ----------     --     -------     --------    -------      -------       -------         -----
BALANCE AT DECEMBER 31, 1999...  52,743,169     $7     $42,636     $146,150    $60,000      $(1,393)      $(1,500)        $ (77)
                                 ==========     ==     =======     ========    =======      =======       =======         =====


                                                   TOTAL
                                 ACCUMULATED   STOCKHOLDERS'   COMPREHENSIVE
                                   DEFICIT        EQUITY           LOSS
                                 -----------   -------------   -------------
BALANCE AT JANUARY 1, 1998.....   $ (1,451)      $    (25)       $     --
 Issuance of common stock on
   acquisitions................         --          2,565              --
 Forgiveness of stockholder
   debt........................         --             70              --
 Issuance of common stock......         --          2,963              --
 Warrants issued with issuance
   of convertible debt.........         --            563              --
 Common stock issued, net......         --            763              --
 Common stock to be issued upon
   conversion of loan..........         --            733              --
 Issuance of common stock......         --          1,225              --
 Financing fees associated with
   converted debentures........         --            (44)             --
 Foreign currency translation
   adjustment..................         --            (96)            (96)
 Net loss for the year.........     (5,880)        (5,880)         (5,880)
                                  --------       --------        --------
BALANCE AT DECEMBER 31, 1998...     (7,331)         2,837          (5,976)
                                                                 ========
 Exchange of exchange shares...         --             --              --
 Shares issued or issuable for
   acquisitions................         --        152,205              --
 Shares issued for cash........         --         48,318              --
 Shares issued upon conversion
   of debt.....................         --         22,498              --
 Shares issued for services....         --            475              --
 Exercise of warrants..........         --            301              --
 Equity components of
   convertible debentures and
   warrants....................         --          7,290              --
 Value of warrants issued with
   convertible debentures......         --          5,649              --
 Value of options and warrants
   issued for services.........         --            923              --
 Shares issued under loan
   agreement to officer........         --            500              --
 Shares issued upon exercise of
   employee stock options......         --          1,103              --
 Cost of warrants to be issued
   on settlement...............         --         (5,000)             --
 Deferred compensation.........         --             --              --
 Amortization of deferred
   compensation................         --          1,374              --
 Foreign currency translation
   adjustment..................         --             19              19
 Net loss for the year.........    (35,744)       (35,744)        (35,744)
                                  --------       --------        --------
BALANCE AT DECEMBER 31, 1999...   $(43,075)      $202,748        $(35,725)
                                  ========       ========        ========

See notes to consolidated financial statements.

                                FUTURELINK CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               1998            1999
                                                              -------        --------
OPERATING ACTIVITIES
Net loss....................................................  $(5,880)       $(35,744)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization...............................      871           6,690
Deferred income taxes.......................................     (205)             --
Amortization of deferred compensation.......................       --           1,374
Warrants issued with convertible debt.......................       --           5,649
Common stock, warrants and options issued for services......    2,125           1,898
Non-cash interest expense...................................    1,294           7,290
Loss on sale of assets......................................       48              --
Change in operating assets and liabilities,
  net of effect from business acquisitions:
  Accounts receivable.......................................   (1,406)            574
  Inventory.................................................      (22)         (2,393)
  Prepaid expenses..........................................     (116)           (247)
  Other assets..............................................       --            (229)
  Accounts payable and accrued expenses.....................    2,302          (2,556)
  Deferred revenue..........................................       --           1,330
                                                              -------        --------
  Net cash used in operating activities.....................     (989)        (16,364)
                                                              -------        --------
INVESTING ACTIVITIES
Purchases of property and equipment.........................     (819)         (3,244)
Disposition of assets.......................................       33              --
Business acquisitions, net of cash balances acquired........   (2,019)        (28,413)
Deposits for acquisitions...................................     (110)           (543)
Cash advances to investees..................................     (990)             --
Restricted cash.............................................       --          (3,099)
Other.......................................................      (69)             --
                                                              -------        --------
  Net cash used in investing activities.....................   (3,974)        (35,299)
                                                              -------        --------
FINANCING ACTIVITIES
Net cash advanced (paid) under lines of credit..............      819            (119)
Proceeds from issuance of common shares, net................      681          48,318
Proceeds from exercise of employee stock options............       --           1,103
Proceeds from exercise of warrants..........................       --             301
Repayment of capital lease obligations......................      (67)             --
Issuance of common shares upon debt conversion, net of
  costs.....................................................    2,447          22,498
Repayment of convertible debentures and promissory notes....       --          (1,279)
Other financing fees........................................       89              --
Advances from stockholders..................................    1,097              --
                                                              -------        --------
  Net cash provided by financing activities.................    5,066          70,822
                                                              -------        --------
Effect of currency rate changes.............................      (96)             19
                                                              -------        --------
Increase in cash............................................        7          19,178
Cash at beginning of period.................................       --               7
                                                              -------        --------
CASH AT END OF PERIOD.......................................  $     7        $ 19,185
                                                              =======        ========
NON CASH INVESTING AND FINANCING ACTIVITIES
Business acquisitions:
  Assets acquired...........................................  $ 8,999        $189,756
  Liabilities assumed.......................................    2,934           2,453
  Notes payable issued......................................      436           6,685
  Common stock and options issued...........................    3,610         152,205
                                                              -------        --------
    Cash paid for acquisitions..............................  $ 2,019        $ 28,413
                                                              =======        ========
SmallCaps settlement payable................................  $    --        $  5,000
Capital lease obligations...................................       --           5,763
Loan to officer for common stock............................       --           2,000
SUPPLEMENTAL INFORMATION, CASH PAID FOR:
Interest....................................................  $    38        $  1,007
Income taxes................................................       37              --

See notes to consolidated financial statements.

                                FUTURELINK CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. BASIS OF PRESENTATION

THE COMPANY

     FutureLink Corp. (the "Company") is a Delaware corporation headquartered in Irvine, California. The Company provides server-based computing services, and is an application services provider, or ASP. The Company's services enable software applications to be deployed, managed, supported and upgraded from centrally located servers, rather than on individual desktop computers. For server-based computing customers, the Company installs and integrates software applications on customers' servers. For our ASP customers, the Company hosts software applications on servers at data centers, and rents computing services to customers for a monthly fee. ASP customers connect to facilities over the Internet, through a dedicated telecommunications line or by wireless connection. ASP services were introduced in March 1999.

     The Company has experienced net losses over the past two years and had an accumulated deficit of approximately $43.1 million at December 31, 1999. Such losses are attributable to both cash losses resulting from costs incurred in the development of the Company's services and infrastructure, interest expense and non cash amortization charges. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

     The Company generates revenue from ASP services, information technology services, outsourcing contract services, and from the resale of computer hardware and software. Service revenue is recognized when the service is delivered, or over the term of the applicable contracts. Payments received in advance, even if non-refundable, are recorded as deferred revenue. ASP implementation fees are generally paid in advance, and are deferred and recognized ratably over the term of the ASP service contract, generally two to five years. Revenue from the resale of computer hardware and software is recorded upon shipment, or upon installation when required under contract terms.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments consisting principally of cash, accounts receivable, payables, accrued liabilities, and short-term and long-term obligations, and their carrying values in the accompanying consolidated balance sheets approximate their fair value. It is management's opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

CONCENTRATION OF CREDIT RISK AND KEY SUPPLIER

     The Company sells the majority of its services and products throughout North America. Sales to the Company's recurring customers are generally made on an open account while sales to occasional customers

                                FUTURELINK CORP.

may be made on a prepaid basis. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. Reserves are maintained for potential credit losses.

     Citrix Systems, Inc. ("Citrix") is one of the Company's key suppliers. The Company uses Citrix software almost exclusively to connect its customers to software applications.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of money market accounts and other short-term investments with a maturity of three months or less when purchased.

INVENTORY

     Inventory, consisting of computer hardware and software held for resale, is recorded at the lower of cost (first in, first out) or market.

SOFTWARE LICENSES

     The Company capitalizes the costs associated with the purchase of licenses for major business process application software used in providing ASP services. The licenses specify the maximum number of users permitted to utilize the license in connection with the Company's service. All amounts are non-refundable, regardless of the actual number of users assigned a license in connection with ASP services. The licenses are amortized over the life of the contract.

PROPERTY AND EQUIPMENT

     Property and equipment is carried at cost. Depreciation and amortization are provided using the straight-line method over the assets' estimated useful lives ranging from two to five years. Assets recorded under capital leases are depreciated over the shorter of their estimated useful lives or the related lease terms using the straight-line method. This depreciation is included in depreciation and amortization in the accompanying consolidated financial statements.

LONG-LIVED ASSETS

     The Company follows Financial Accounting Standards Board Statement ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present.

     Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the individual entity level based on undiscounted cash flows. Based upon its analysis, the Company believes that no impairment of the carrying value of its long-lived assets, inclusive of goodwill, existed at December 31, 1999. The Company's analysis was based on an estimate of future undiscounted cash flows using forecasts contained in the Company's strategic plan. It is at least reasonably possible that the Company's estimate of future undiscounted cash flows may change during 2000. If the Company's estimate of future undiscounted cash flows should change or if the strategic plan is not achieved, future analyses may indicate insufficient future undiscounted cash flows to recover the carrying value of the Company's long-lived assets, in which case such assets would be written down to estimated fair value.

                                FUTURELINK CORP.

GOODWILL

     Goodwill is recorded at cost and is being amortized using the straight-line method over five years. The recoverability of goodwill is assessed periodically based on management estimates of undiscounted future operating cash flows from each of the acquired businesses to which the goodwill relates.

ASSEMBLED WORKFORCE

     Assembled workforce represents the valuation placed on the knowledge, expertise, and contacts of employees and consultants upon acquisition, and is being amortized using the straight-line method over three years.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the Company's foreign operations are generally translated into U.S. dollars at current exchange rates. Revenue and expenses are translated at average exchange rates in effect for the year. The resulting cumulative translation adjustments have been recorded as a separate component of consolidated stockholders' equity. Foreign currency transaction gains and losses, if any, are included in the consolidated net loss.

INCOME TAXES

     The Company utilizes the liability method of accounting for income taxes as set forth in FAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized based on the anticipated future tax effects arising from the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases of assets and liabilities using enacted tax rates.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

STOCK SPLIT

     On June 1, 1999, the Company completed a 5 for 1 reverse stock split of its common stock. Accordingly, all share and per share amounts have been retroactively restated in the consolidated financial statements to reflect this split.

LOSS PER SHARE

     Basic loss per share is calculated by dividing the net loss by the average number of common shares outstanding during the year. Diluted loss per share is calculated by adjusting outstanding shares, assuming any dilutive effects of options, warrants, and convertible securities. For all years presented, the effect of stock options, warrants, and convertible securities were not included as the results would be anti-dilutive. Consequently, there is no difference between the basic and dilutive net loss per share.

                                FUTURELINK CORP.

SEGMENTS OF A BUSINESS ENTERPRISE

     FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in one segment, information technology solutions.

COMPREHENSIVE INCOME

     FAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive loss includes cumulative translation adjustments for the years ended December 31, 1998 and 1999. These adjustments are accumulated within the accompanying Consolidated Statements of Stockholders' Equity under the caption "Comprehensive Loss."

RECLASSIFICATIONS

     Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, which establishes new standards for recording derivatives in interim and annual financial statements. This statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate the adoption of the new statement will have a significant impact on the consolidated results of operations or financial position of the Company.

3. ACQUISITIONS

     The Company completed the following acquisitions during the years ended December 31, 1998 and 1999.

EXECUTIVE LAN MANAGEMENT, INC.

     On October 15, 1999, the Company finalized an Agreement and Plan of Reorganization and Merger with Executive LAN Management Inc. ("Micro Visions"). The agreement provided for a merger of Micro Visions with a subsidiary of the Company such that all of Micro Visions' outstanding stock was sold to the Company in exchange for total consideration of $86.0 million, consisting of $12.0 million cash, 6,000,000 common shares issued upon closing, and a further 2,400,000 common shares earned during 1999 as contingent consideration valued in the aggregate at $71.2 million and options to acquire 475,000 shares of common stock valued at $2.8 million. Of the contingent shares, 1,200,000 were earned as of December 31, 1999 but had not been issued. The value of the contingent shares, determined based on the share price of $31.2 million when earned, is included in stockholder's equity as common stock issuable. The acquisition was accounted for by the purchase method of accounting, and the excess purchase price of $85.9 million over the estimated fair value of net assets acquired was allocated to goodwill and is being amortized over five years.

                                FUTURELINK CORP.

CN NETWORKS, INC.

     On November 5, 1999, the Company finalized an Agreement and Plan of Reorganization and Merger with CN Networks, Inc. ("CNI"). The agreement provides for a merger of CNI with a subsidiary of the Company such that all of CNI's outstanding stock was sold to the Company in exchange for total consideration of $19.9 million consisting of $3.9 million cash and 1,181,816 common shares of the Company's common stock valued at $9.1 million, and options to acquire 500,000 shares of common stock valued at $6.9 million. The acquisition was accounted for by the purchase method of accounting, and the excess purchase price of $20.4 million over the estimated fair value of net assets acquired was allocated to goodwill and is being amortized over five years.

ASYNC TECHNOLOGIES, INC.

     On November 26, 1999, FutureLink finalized an Agreement and Plan of Reorganization and Merger with Async Technologies, Inc. and Async Technical Institute, Inc. The Agreement provides for an initial merger between Async Technologies, Inc. and Async Technical Institute, Inc., with Async Technologies, Inc. ("Async") being the surviving entity, and then a subsequent merger of Async with a subsidiary of the Company such that Async's outstanding stock was sold to the Company in exchange for total consideration of $35.0 million consisting of $6.0 million cash, 1,298,705 common shares issued upon closing, and a further 439,850 common shares earned during 1999 as contingent consideration valued in the aggregate at $21.4 million, and options to acquire 500,000 shares of common stock valued at $7.6 million. The contingent shares were earned as of December 31, 1999 but had not yet been issued. The value of the contingent shares of $11.4 million, determined based on the share price when earned, has been included in stockholders' equity as common stock issuable. The acquisition was accounted for by the purchase method of accounting, and the excess purchase price of $36.2 million over the estimated fair value of net assets acquired was allocated to goodwill and is being amortized over five years.

KNS HOLDINGS LIMITED

     On December 22, 1999, the Company finalized an Agreement for the Sale and Purchase of the entire issued share capital of United Kingdom based KNS Holdings Limited ("KNS"). The Agreement provided for a merger of KNS with a subsidiary of the Company such that all of KNS' outstanding stock was sold to the Company. The total purchase price was $44.0 million consisting of $5.0 million cash, 2,160,307 shares of the Company's common stock valued at $32.3 million and notes payable in the amount of $2.7 million and $4.0 million due April 6, 2000 and June 30, 2000, respectively. The acquisition was accounted for by the purchase method of accounting, and the excess purchase price of $42.7 million over the estimated fair value of net assets acquired was allocated to goodwill and is being amortized over five years.

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

     On February 26, 1999, FutureLink Alberta became a wholly owned subsidiary when the Company purchased the remaining 117,500 shares (3.6%) of FutureLink Alberta in exchange for 23,500 common shares of the Company. FutureLink Alberta was consolidated from November 24, 1998. From January 20,

                                FUTURELINK CORP.

1998 to November 23, 1998 the Company's share in FutureLink Alberta's loss, accounted for using the equity method, was $860,000.

     The following pro forma results of operations give effect to the acquisition of the above companies as if the transactions had occurred January 1, 1998 (in thousands, except per share data):

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1998          1999
                                                         ----------    ----------
Revenue................................................   $ 46,112      $ 64,778
Net loss...............................................   $(42,058)     $(68,681)
Loss per share.........................................   $ (13.27)     $  (4.81)

4. DEPOSITS ON ACQUISITIONS

     On December 2, 1999, the Company entered into an Agreement and Plan of Reorganization and Merger with Vertical Software, Inc. ("VSI"). The agreement provides for a merger of VSI with a subsidiary of the Company such that all of VSI's outstanding stock will be sold to the Company in exchange for consideration of $27.6 million consisting of $8.1 million cash and 1,026,316 common shares of the Company's common stock valued at $19.5 million. The transaction closed on January 31, 2000 (see Note 16). At December 31, 1999, the Company paid $543,000 relating to deposits and acquisition costs on the proposed acquisition of VSI.

5. PROPERTY AND EQUIPMENT

     Property and equipment are comprised of the following at December 31, 1998 and 1999 (in thousands):

                                                             1998      1999
                                                            ------    -------
Computers and equipment...................................  $  606    $ 3,932
Software licenses.........................................     185        678
Office and other equipment................................     181      1,136
Equipment under capital lease.............................     136      6,937
Leasehold improvements....................................     218        565
                                                            ------    -------
                                                             1,326     13,248
Less accumulated depreciation and amortization............    (203)    (2,276)
                                                            ------    -------
                                                            $1,123    $10,972
                                                            ======    =======

     Included in accumulated depreciation at December 31, 1998 and 1999 is $19,000 and $735,000 respectively, related to equipment under capital leases.

                                FUTURELINK CORP.

6. GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangible assets are comprised of the following at December 31, 1998 and 1999 (in thousands):

                                                            1998       1999
                                                           ------    --------
Goodwill.................................................  $5,314    $189,699
Assembled workforce......................................   3,200       3,200
                                                           ------    --------
                                                            8,514     192,899
Less accumulated amortization............................    (668)     (6,033)
                                                           ------    --------
                                                           $7,846    $186,866
                                                           ======    ========

7. LINE OF CREDIT AGREEMENTS

     The Company and its subsidiaries have various lines of credit allowing aggregate borrowings of $5.4 million. The lines bear interest at various rates ranging from prime (8.5% at December 31, 1999) plus 1% to prime plus 3% per annum, and mature at various intervals through November 30, 2000. The lines are secured by certificates of deposits aggregating $3.1 million (reflected as restricted cash on the accompanying consolidated balance sheet at December 31,
1999) and receivables and other assets of certain subsidiaries of the Company. Aggregate borrowings under the line of credit agreements at December 31, 1998 and 1999 were $819,000 and $1.7 million, respectively. At December 31, 1999, the aggregate unused amount under the agreements was approximately $3.7 million.

8. LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1998 and 1999 (in thousands):

                                                              1998     1999
                                                              ----    -------
Capital lease obligations, net of original issue discount of
  $727......................................................  $30     $ 5,985
Note payable to former KNS stockholders.....................   --       6,685
                                                              ---     -------
                                                               30      12,670
Less current portion of long-term debt......................   --       8,554
                                                              ---     -------
Long-term debt..............................................  $30     $ 4,116
                                                              ===     =======

     Capital lease obligations are for the lease of up to $22.5 million of computer hardware and related infrastructure costs. Aggregate monthly payments are currently $195,000 and are based upon thirty-six to forty-one month amortization periods, including interest implicit in the lease at rates ranging from 9% to 14% per annum. As of December 31, 1999, the Company had available borrowings of $19.4 million under the various lease lines. In addition to the lease payments, the Company issued to the lessors warrants valued at $727,000 to acquire 42,553 shares of common stock at $8.50 per share. The value of the warrants has been reflected as a discount of the related debt, and will be amortized to interest expense over the life of the debt.

     Notes payable to KNS consist of notes of $2.7 million and $4.0 million and are due April 6, 2000 and June 30, 2000, respectively. The notes are unsecured and bear interest at LIBOR plus 1% per annum which is payable at maturity.

                                FUTURELINK CORP.

     Principal maturities of long-term debt outstanding, including original issue discount of $727,000, at December 31, 1999 occur as follows (in thousands):

YEARS ENDING
DECEMBER 31,                                         AMOUNT
------------                                         -------
   2000............................................  $ 8,706
   2001............................................    2,147
   2002............................................    2,177
   2003............................................      367
                                                     -------
   Total...........................................  $13,397
                                                     =======

9. CONVERTIBLE DEBENTURES

     Convertible debentures consist of the following at December 31, 1998 and 1999 (in thousands);

                                                               1998     1999
                                                              ------    ----
10% TK convertible debentures...............................  $2,153    $ --
8% Senior subordinated convertible promissory notes.........      --     629
10% Convertible debentures..................................      --     245
                                                              ------    ----
                                                              $2,153    $874
                                                              ======    ====

10% TK CONVERTIBLE DEBENTURES

     During 1998, the Company entered into a 10% convertible debenture agreement with Thomson Kernaghan & Co. Ltd. ("TK") as agent, to provide up to $5.0 million of financing. The financing included the issuance of 208,333 share purchase warrants at an exercise price of $4.80 per share. During 1998, the Company received an aggregate $2.7 million under the financing arrangement, and $500,000 of this debt plus accrued interest was converted into 374,955 common shares.

     During 1999, the Company amended the terms of the 10% TK convertible debentures which increased the total available financing from $5.0 million to $6.0 million, of which the Company received an additional $3.3 million in 1999 bringing aggregate borrowings under the agreement to $5.5 million. An additional 129,534 warrants at an exercise price of $4.80 per share were issued in connection with the increase in available funding. The fair value of these warrants of $129,500 was recorded as additional paid-in capital with an offsetting entry to original issue discount on debt.

     Of the total principal amount of the debentures, approximately $1.7 million has been attributed to the intrinsic value of the beneficial conversion option. Of this amount, $911,990 related to debentures received during the year ended December 31, 1999. The amount attributed to the beneficial conversion option has been included in interest expense as the option was exercisable upon issuance.

     On April 26, 1999, the Company amended the terms of the 10% TK convertible debenture agreement. Previously, the debenture holders had the right to convert the debentures at a price equal to the lower of $3.75 per share and 78% of the average closing bid price of the Company's common stock for the three trading days immediately preceding the conversion. Following the amendment, the debenture conversion price was fixed at $1.00 per common share. In addition, the previously issued warrants were re-priced such that the exercise price of $4.80 became $1.25 per common share. An amount of $1.2 million has been included in additional paid-in capital as the estimated value attributed to the warrants as they were

                                FUTURELINK CORP.

exercisable upon issuance. The Company also issued an additional warrant to purchase 862,132 shares of common stock at an exercise price of $1.25 per share such that a total of 1,200,000 warrants were outstanding related to this convertible debenture agreement. An amount of $1.0 million attributable to the intrinsic value of the conversion feature of the amended debt was included as interest expense with a corresponding credit to additional paid-in capital as the conversion option was exercisable upon issuance.

     During 1999, $4.0 million of the convertible debentures were converted into 4,018,602 shares of common stock. In addition, the Company paid approximately $1.9 million as consideration for the cancellation of $1.5 million of the principal balance. The extinguishment of this debt resulted in an $844,552 extraordinary item during the year ended December 31, 1999. This amount includes charges of $259,318 for unamortized finance fees, $174,000 for unamortized debt discount associated with the $3.5 million of debt existing at the time, and $411,000 relating to the cost of settling $1.5 million of debt.

     During the year ended December 31, 1999, 1,291,921 shares of common stock were issued on the exercise of all the outstanding warrants issued to TK. In connection with the exercise of the warrants, the Company issued an additional 125,000 shares to the note holders for agreeing to a lock up provision.

8% SENIOR SUBORDINATED CONVERTIBLE PROMISSORY NOTES

     During 1999, the Company completed an $8.0 million financing of 8% senior subordinated convertible promissory notes, of which management and directors of the Company purchased $433,000. The notes were convertible at the option of the note holders at a conversion price of $1.00 per share, except those issued to management and directors, that were convertible at $1.50 per share, subject to a 12-month lock up provision. Issue costs of $780,000 were paid relating to the issuance of the debentures and were recorded as original issue discount on debt. $7.4 million of the notes were converted during the year ended December 31, 1999 into 8,579,019 shares of common stock. The remaining balance of the notes due at December 31, 1999 of $620,000 plus accrued interest is due April 30, 2000. An amount of $4.9 million was attributed to the intrinsic value of the beneficial conversion option and has been included in additional paid-in capital with an offsetting entry to interest expense.

     Upon entering into the agreement, the Company issued warrants to purchase 3,802,750 shares of common stock at $1.25 per share to the external holders of the debentures and warrants to purchase 216,500 shares of common stock at $1.50 per share to directors and management of the Company. An amount of $2.4 million based on the Black Scholes pricing model has been included in additional paid-in capital as the estimated value of the warrants. During the year ended December 31, 1999, the board of directors offered the warrant holders an option to exchange 100 warrants for 95 shares on a cashless basis. As such, 3,696,500 of these warrants were exercised on a cashless basis and exchanged for 3,517,933 shares of common stock.

     In addition, warrants to purchase 2,000,000 shares at an exercise price of $1.25 per share were provided to the agent as a placement fee. An amount of $1.8 million based on the Black Scholes pricing model has been attributed to the value of the warrants and has been recorded to additional paid-in capital. The placement fee is attributable to the equity portion of the debt and, therefore, this issue cost has also been recorded as a charge against additional paid-in capital. On May 1, 1999, the Company entered into an agreement to retain the holder of the majority of the notes as a financial advisor for a period of one year. Compensation for the services received under the agreement include payment of $5,000 per month and issuance of warrants to purchase 2,000,001 shares of common stock at par value. A value of $1.2 million, based on the Black Scholes pricing model, has been assigned as the estimated value of the warrants, which is being amortized to consulting expense at the rate of $100,000 per month over the one-year contract term. During the year ended December 31, 1999, the board of directors offered the warrant

                                FUTURELINK CORP.

holders an option to exchange 100 warrants for 95 shares on a cashless basis. As such, 4,000,001 warrants were exercised on a cashless basis and exchanged for 3,799,974 shares of common stock.

     The initial terms of the notes contained certain anti-dilution provisions. The subsequent issuance of securities at terms and conditions preferential to that of the promissory notes resulted in an additional 289,599 shares issued to those noteholders. An amount of $246,000 was attributed to these additional shares and has been included in contributed capital with an offsetting entry to interest expense. These anti-dilution privileges also resulted in the remaining $620,000 of unconverted notes at December 31, 1999 having a conversion price of $0.89 for noteholders and $1.34 for management.

10% CONVERTIBLE DEBENTURE

     During 1999, the Company issued a $275,000 promissory note that was subsequently converted into a 10% debenture that can be converted into shares of the Company's common stock at $1.15 per share. The note matures on April 20, 2002, and the Company may prepay upon 30 days advance notice. Accrued interest of $18,000 at December 31, 1999 is due at maturity. In the accompanying consolidated financial statements as of December 31, 1999, the balance due on the convertible debt and the accrued interest is reflected net of $50,000 unamortized debt discount and finder's fee, which is being amortized to interest expense over the life of the debenture.

     An amount of $79,821 was attributed to the intrinsic value of the beneficial conversion option and has been reflected as interest expense during the year and included in additional paid-in capital. Upon entering the agreement, the Company issued warrants to purchase 44,505 shares of common stock of the Company at $1.25 per share to the holder of the debenture. The warrants expire April 30, 2001. An amount of $41,800 has been included in additional paid-in capital as the estimated value of the warrants and debt discount.

10. STOCKHOLDERS' EQUITY

     On October 15, 1999, the Company amended its authorized preferred shares from 5,000,000 to 20,000,000 and its authorized common shares from 100,000,000 to 300,000,000.

ISSUANCE OF COMMON STOCK AND WARRANTS FOR CASH

     During 1999, the Company completed a private placement which resulted in net proceeds to the Company of $46.1 million through the issuance of 9,090,909 common shares and warrants to purchase 2,401,041 shares of common stock. The warrants are exercisable for up to five years at an exercise price of $8.50 per share. A finance fee of $3.0 million was paid to the placement agent. The Company also issued 909,091 warrants to purchase shares of common stock to the placement agent. The warrants are exercisable for up to five years at an exercise price of $8.50 per share. Subsequent to year end, the warrant holders exercised all the outstanding warrants (see Note 16).

     During 1998, the Company issued 51,163 common shares and 51,163 warrants for $847,000 cash. Of the warrants, 16,667 are exercisable at $15.50 on or before January 29, 2000 (which have subsequently expired); 21,163 are exercisable at $20.00 on or before April 20, 2000; and 13,333 are exercisable at $16.25 on or before April 22, 2000. At December 31, 1999, none of the warrants have been exercised.

                                FUTURELINK CORP.

ISSUANCE OF COMMON STOCK UPON CONVERSION OF CONVERTIBLE DEBT

     During 1999, the Company issued $301,241 aggregate principal amount of its 10% convertible debentures, due on June 30, 1999 in exchange for stockholders' advances of $289,000 including interest existing at December 31, 1998. Upon entering into the convertible debenture agreement, the Company issued warrants to purchase 150,621 shares of common stock to the holders of the debentures. Each warrant gives the holder the right to purchase one common share of the Company for $2.00 per share on or before February 22, 2000, for $3.00 per share between February 23, 2000 and February 22, 2001 and $4.00 per share between February 23, 2001 and February 22, 2002. An amount of $20,000 has been included in additional paid-in capital as the estimated value attributed to the 150,621 warrants. During 1999, the Company repaid $253,000 of the principal amount and $55,000 of principal and interest was converted into 27,431 common shares such that the full principal and interest relating to the note has been settled.

     During 1999, the Company issued $500,000 aggregate principal amount of its 8% convertible debentures, due February 28, 2002, convertible at $1.51 per share. An amount of $125,000 was attributed to the intrinsic value of the conversion option and was included in additional paid-in capital. Upon entering into the 8% convertible debenture agreement, the Company issued warrants to purchase 26,553 of common stock of the Company to the holder of the 8% convertible debentures at $1.88 per share. The warrants expire on February 28, 2001. An amount of $36,000 was reflected as original issue discount and included in additional paid-in capital as the estimated value of the warrants. On August 21, 1999, $500,000 of principal and $37,000 of accrued interest and other fees were converted into 355,836 common shares.

     During 1999, the Company issued 8% senior subordinated convertible promissory notes and warrants for gross proceeds of $15.0 million. In addition, warrants to purchase 2,250,000 shares of common stock were issued to note holders at an exercise price of $8.50 per common share. The notes were initially due on the earlier of (i) July 19, 2001; (ii) the consummation of a public offering of the Company's securities; (iii) the completion of a private placement resulting in gross proceeds of at least $15.0 million; and (iv) the consummation of a merger, combination or the sale of substantially all of the Company's assets, or the purchase by a single entity or person of more than 50% of the Company's voting stock. The notes were initially convertible into common stock at an exercise price of $8.50 per common share. However, if prior to maturity, the Company completed a private placement of debt or equity securities resulting in gross proceeds of at least $15.0 million, and the terms of this subsequent placement are acceptable to the agent and the noteholders, the notes will automatically convert as payment for an investment into the securities sold in the subsequent conversion, and were to be converted at the same price and terms as that private placement. Concurrent with the private placement described above, the notes were converted into 2,727,172 common shares. Additional warrants to purchase 711,818 shares of common stock were also issued. The warrants are exercisable for up to five years at an exercise price of $8.50 per common share. As part of the transaction, the Company paid $1.4 million cash and issued 225,000 warrants to the placement agent as a finance fee. These warrants are exercisable at $8.50 per share and expire July 27, 2001. Additional issue costs of $42,592 were incurred. The warrants to purchase 2,475,000 shares of common stock initially issued under this offering were recorded as a component of equity since it was known that the notes would convert into the securities of a subsequent offering. Accordingly, no amount has been recorded to additional paid-in capital.

     During 1999, the Company issued $8.0 million of 8% Senior Convertible Promissory notes, of which $7.4 million of notes were converted into 8,579,019 shares of common stock. In addition, 7,696,501 warrants related to these notes were exercised during 1999.

     During 1998, a stockholder advanced the Company $729,802. Interest incurred on the loan to July 2, 1998 in the amount of $2,849 was added to the principal amount owing. $350,000 of the loan was assigned

                                FUTURELINK CORP.

to another stockholder on July 2, 1998. On the same date, both portions of the loan were converted into 225,448 common shares with an ascribed value of $732,651, and an equal number of warrants. Each warrant entitles the holders to purchase one common share at $5.00 on or before June 30, 1999 and $6.25 on or before June 30, 2000. At December 31, 1999, none of the warrants have been exercised.

LOAN RECEIVABLE FROM OFFICER

     On August 1, 1999, the Company loaned $2.0 million to an executive with recourse which was then used by the executive to purchase 232,829 common shares of the Company. The loan receivable has been recorded as a reduction of stockholders' equity (deficit). The shares have been escrowed. On October 1, 1999, 29,129 shares were released from escrow. An additional 29,100 shares will be released from escrow on a quarterly basis commencing January 1, 2000. So long as the executive remains employed by the Company, $250,000 of the principal amount of the loan shall be forgiven on a quarterly basis. The loan bears interest at 5.625% per year. Interest is payable annually; however, should the executive be employed at the end of each annual period, the interest will be forgiven at such time. During the year ended December 31, 1999, the Company recognized $500,000 as salary expense relating to the services received from the employee in relation to the loan agreement.

ISSUANCE OF COMMON STOCK FOR SERVICES

     On July 27, 1998, the Company issued 700,000 shares of common stock to employees, officers and directors of the Company for $3,500. The fair value of these shares at that time was approximately $2.1 million. The difference between the fair value and the cash consideration received has been included as additional paid-in capital and as salary expense for the year ended December 31, 1998.

     During 1998, the Company entered into an agreement for consulting services which provided for the settlement of fees with shares of the Company's common stock. The number of shares issued was based on 95% of the average closing price of the Company's stock during the trading days for the month in question as quoted on the NASD Over the Counter Bulletin Board. At December 31, 1998, $50,000 was owing for consulting services in relation to this agreement, equating to 23,051 shares. During 1999, the 23,051 shares were issued along with an additional 41,652 shares relating to services performed in 1999.

STOCK OPTION PLAN

     The Company's Stock Option Plan (the "Plan") became effective on June 29, 1998, and was amended on November 30, 1998, September 23, 1999, November 17, 1999 and December 10, 1999. The Plan provides for the issuance of incentive and non-qualified stock options. The aggregate number of shares which may be issued pursuant to options under the Plan may not exceed twenty percent of our shares of common stock issued and outstanding on a fully diluted basis. The maximum number of shares which may be issued pursuant to options was fixed at 11,000,000 by the Company's board of directors.

     The Plan is administered by the Company's board of directors. Generally, the board may amend or terminate the Plan if it does not cause any adverse effect on any then outstanding options or unexercised portions thereof. The board of directors must obtain the consent of the stockholders to increase the number of shares covered by the Plan, to change the class of persons eligible to receive options, or to extend the term of the Plan beyond 10 years. The board of directors sets the consideration for each option award. All options must generally have an exercise price equal to at least 85% of the fair market value of the underlying common stock on the date of the grant. Incentive stock options must have an exercise price equal to at least 100% of the fair market value of the underlying common stock on the date of the grant, and options granted to a person who owns more than 10% of the voting power of our outstanding stock and

                                FUTURELINK CORP.

any outstanding stock of our subsidiaries must have an exercise price equal to at least 110% of the fair market value of the underlying common stock on the date of the grant.

     Activity under the Plan is as follows:

                                                                                  OPTIONS OUTSTANDING
                                                                             ------------------------------
                                                                 NUMBER                         WEIGHTED
                                                                   OF         PRICE PER         AVERAGE
                                                                 SHARES         SHARE        EXERCISE PRICE
                                                                ---------    ------------    --------------
Balance at January 1, 1998..................................           --              --           --
Options granted.............................................      872,500    $2.25-$ 5.85        $4.05
Options canceled............................................      (40,000)   $3.80-$ 5.85        $4.31
                                                                ---------    ------------        -----
Balance at December 31, 1998................................      832,500    $2.25-$ 5.85        $4.05
Options granted.............................................    6,559,000    $1.40-$23.13        $7.90
Options expired.............................................     (117,900)   $1.40-$ 8.50        $3.90
Options exercised...........................................     (252,600)   $1.40-$ 5.85        $4.39
                                                                ---------    ------------        -----
Balance at December 31, 1999................................    7,021,000    $1.40-$23.13        $8.01
                                                                =========    ============        =====

     The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 1999 were as follows:

                                                     WEIGHTED           OPTIONS
                                   WEIGHTED          AVERAGE        EXERCISABLE AT       WEIGHTED
RANGE OF            OPTIONS        AVERAGE          REMAINING        DECEMBER 31,        AVERAGE
EXERCISE PRICES   OUTSTANDING   EXERCISE PRICE   CONTRACTUAL LIFE        1999         EXERCISE PRICE
---------------   -----------   --------------   ----------------   ---------------   --------------
 $ 1.40-$ 3.80     2,893,500        $ 3.10             2.81            1,054,166          $3.38
 $ 5.00-$ 8.97     2,857,500        $ 6.76             4.11              672,500          $6.28
 $       14.69       500,000        $14.69             4.84                   --             --
 $22.69-$23.13       770,000        $23.01             4.94                   --             --

     The price at which options were granted during 1998 and 1999 were generally based upon the market value of the Company's common stock at the time of the grants. At December 31, 1999, there were options to purchase 11,000,000 shares of common stock available to grant.

     The weighted average fair value of options granted during 1998 and 1999 was $2.49 and $8.02 per share, respectively. Pursuant to FAS No. 123, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans.

     The Company recorded approximately $1.6 million of net deferred compensation in the year ended December 31, 1999, for the difference between the exercise price of certain of the Company's stock options granted under the Plan and the fair market value of the underlying common stock. Such amount has been presented as a reduction of stockholders' equity and is being amortized ratably over the vesting period of the applicable options. The Company amortized an aggregate of $524,000 of deferred compensation during 1999.

                                FUTURELINK CORP.

Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan other than that described above. For pro forma purposes, the estimated value of the Company's stock options to employees is amortized over the vesting period of the underlying instruments. The results of applying FAS No. 123 to the Company's options to employees would approximate the following:

                                                        1998          1999
                                                     ----------    -----------
Net loss
  As reported......................................  $   (5,880)   $   (35,744)
  Pro forma........................................  $   (7,197)   $   (89,041)
Basic and fully diluted loss per share:
  As reported......................................  $    (1.86)   $     (2.50)
  Pro forma........................................  $    (2.27)   $     (6.23)
Basic and diluted weighted average common shares...   3,169,413     14,279,647

     The pro forma effect on net loss for 1998 and 1999 is not likely to be representative of the effects on reported net loss for future years.

     The fair value of options granted under the Company's stock option plan during 1998 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                           1998          1999
                                                        ----------    ----------
Weighted average risk-free interest rates.............        5.03%         5.03%
Expected years from vest date to exercise date........  2.1 to 3.5    2.1 to 3.5
Expected stock volatility.............................       135.5%        135.5%
Dividend yield........................................        None          None

WARRANTS

     The Company has issued warrants to purchase the Company's common stock to certain individuals or organizations at December 31, 1999 as follows:

     Warrants to acquire 225,448 shares of common stock. Each warrant entitles the holders to purchase one common share at $6.25 by June 30, 2000.

     Warrants to acquire 51,163 shares of common stock. 16,667 of the warrants entitles the holders to purchase one common share at $15.50 by January 29, 2000 (which have subsequently expired); 21,163 of the warrants entitles the holders to purchase one common share at $20.00 per share by April 20, 2000, and; 13,333 of the warrants entitle the holders to purchase one common share at $16.25 per share by April 22, 2000.

     Warrants to acquire 2,401,041 shares of common stock. Each warrant initially entitled the holders to purchase one common share at $8.50 by June 30, 2000. However, to induce holders to exercise such warrants, subsequent to December 31, 1999, the Company offered to pay each holder $0.95 per underlying share of common stock to compensate such holders for committing their capital to an early exercise of their warrants per share for aggregate net proceeds to the Company of $18,008,000 (see Note 16).

     Warrants to acquire 2,475,000 shares of common stock. Each warrant entitles the holders to purchase one common share at $8.50 by July 27, 2001.

                                FUTURELINK CORP.

     Warrants to acquire 310,250 shares of common stock, of which 27,750 are owned by members of management. Each warrant entitles the holders to purchase one common share at $1.11 or $1.34 by April 6, 2000, by management.

     Warrants to acquire 1,620,909 shares of common stock. Each warrant entitles the holders to purchase one common share at $8.50 by October 15, 2001.

     Warrants to acquire 150,621 shares of common stock. Each warrant entitles the holders to purchase one common share at $2.00 by February 23, 2013.

     Warrants to acquire 261,124 shares of common stock. Each warrant entitles the holders to purchase one common share at prices ranging from $1.25 to $8.50 through 2004.

COMMON STOCK ISSUABLE

     At December 31, 1999, the following shares of common stock are issuable for:

Warrants....................................................   7,495,556
Common stock options........................................   7,021,000
Convertible debentures......................................     918,283
Acquisitions................................................   4,074,426
                                                              ----------
                                                              19,509,265
                                                              ==========

11. INCOME TAXES

     The income tax benefit differs from the amount computed by applying the U.S. federal statutory rate to the loss before income taxes as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                1998          1999
                                                              ---------    ----------
Tax benefit at U.S. statutory rate (34%)....................   $(2,069)     $(11,866)
Increase (decrease) in taxes resulting from:
  Valuation allowance.......................................     1,690         3,240
  State taxes...............................................      (121)           --
  Non deductible expenses...................................       541         5,717
  Foreign tax rate differences and foreign losses without
     benefit................................................      (258)        2,909
  Other.....................................................        12            --
                                                               -------      --------
Provision (benefit) for income taxes........................   $  (205)     $     --
                                                               =======      ========

                                FUTURELINK CORP.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred taxes are as follows at December 31, 1998 and 1999 (in thousands):

                                                               1998       1999
                                                              -------    -------
Deferred tax liability:
  Assembled workforce.......................................  $(1,212)   $  (808)
  Depreciation..............................................       --       (467)
  Cash to accrual adjustment................................       --       (392)
                                                              -------    -------
     Total deferred tax liability...........................   (1,212)    (1,667)
                                                              -------    -------
Deferred tax asset:
  Net operating loss carryforwards..........................    1,905      7,084
  Bad debt reserve..........................................       --        475
  Inventory reserve.........................................       --        100
  Deferred compensation.....................................       --        224
  Other.....................................................      368        293
                                                              -------    -------
Deferred tax assets.........................................    2,273      8,176
Valuation allowance.........................................   (2,273)    (7,097)
                                                              -------    -------
                                                                   --      1,079
                                                              -------    -------
Net deferred tax liability..................................  $(1,212)   $  (588)
                                                              =======    =======

     The Company has recorded a valuation allowance for the full amount of deferred tax assets in light of its history of operating losses since its inception. When recognized, $288,000 of the valuation allowance will reduce goodwill. The remaining balance may be available to offset future tax expense. The net change in the valuation allowance for deferred tax assets was an increase of approximately $4.8 million resulting primarily from an increase in net operating losses.

     The Company has U.S. net operating losses carryforward of $8.7 million which begins to expire in 2012. Certain Company ownership changes can significantly limit the utilization of net operating loss carryforwards in the period following the ownership change. The Company has not determined whether such changes have occurred and the effect such changes could have on its ability to carry forward all or some of the U.S. net operating losses.

     The Company has non-capital losses carried forward for Canadian income tax purposes of $10.6 million. These losses expire beginning in 2001.

12. RELATED PARTY TRANSACTIONS

     On August 1, 1999, the Company loaned $2.0 million to an officer of the Company that was used to purchase 232,829 shares of common stock (see Note 10).

     During the year ended December 31, 1999, management of the Company participated in the 8% senior subordinated convertible promissory note offering by purchasing notes totaling $433,000 (see Note 9).

                                FUTURELINK CORP.

     During the year ended December 31, 1999, the Company provided services and products of $78,000 to Jaws Technologies Inc., an entity of which a Director was also a Director of the Company. An amount of $57,000 is owing from Jaws Technologies Inc. at December 31, 1999. In addition, the Company obtained services from Jaws Technologies Inc. in the amount of $12,000. At December 31, 1999, $2,000 remains owing by the Company.

     During the year ended December 31, 1998, the Company provided services and products of $40,000 to Jaws Technologies Inc. An amount of $37,000 was owing from Jaws Technologies Inc. at December 31, 1998.

     During the year ended December 31, 1999, the Company provided services and products of $550,000 to Willson Stationers Ltd. and e-Supplies Inc., related entities of which a previous Director was also a Director of these companies. At December 31, 1999, $543,000 remained due from these entities. An allowance for doubtful accounts has been recorded for the entire amount due to the uncertainty of collection.

     During the year ended December 31, 1998, the Company provided services and products of $64,000 to Willson Stationers Ltd. At December 31, 1998, an amount of $59,000 was owing from Willson Stationers Ltd. In addition, the Company obtained $21,000 of products from Willson Stationers Ltd. during the period. At December 31, 1999, $25,000 remains due to this entity.

     During 1998, two of the Company's stockholders advanced the Company $289,000. In addition, one of the Company's stockholders advanced the Company an additional $17,000 which was outstanding at December 31, 1998. These amounts were repaid during 1999.

13. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company has various leases for office premises which expire on various dates through 2004. The future minimum lease payments at December 31, 1999 under operating leases are as follows (in thousands):

2000........................................................    $1,515
2001........................................................     1,081
2002........................................................       399
2003........................................................       165
2004........................................................        71
                                                                ------
Total future minimum lease payments.........................    $3,231
                                                                ======

     Rent expense was $118,000 and $937,000 for the years ended December 31, 1998 and 1999, respectively.

CONTINGENCIES

     On January 20, 2000, the Company commenced a lawsuit against Cameron Chell, its founder and former chief executive officer, several other former employees of the Company, C Me Run Corp., a company organized by these former employees and various entities organized by these former employees. The suit alleges that the defendants, while many were employed by the Company, misappropriated plans to develop ASP services in breach of fiduciary and contractual obligations. The Company seeks, among

                                FUTURELINK CORP.

other things, damages in the amount of $54.0 million. On January 27, 2000, Mr. Chell filed a counterclaim for $28.3 million, alleging interference of ongoing economic interests, defamation of character and damages concerning his ability to exercise 100,000 options to purchase common stock which had previously vested and his ability to enjoy the vesting of an additional 700,000 unvested options he claims to hold in the Company. We do not dispute Mr. Chell's right to exercise 275,000 of these options that vested prior to his termination. On January 31, 2000, C Me Run filed a counterclaim for $84.0 million, alleging conspiracy to cause economic harm, unlawful interference with its economic interests, interference with contractual relations and abuse of process. On January 31, 2000 Mr. Kevin Sebastian, a former manager of client services, filed a counterclaim against the Company seeking $350,000 for 16,000 options that either did not vest or were not granted to him. On February 7, 2000, Mr. David Bolink, a former director of business development, filed a counterclaim against the Company seeking $760,000 for 53,000 options that he alleges were promised to him by the Company but not granted. On March 17, 2000, Mr. Colin Curwen, a former director of channel sales, filed a counterclaim against the Company seeking $1.0 million for 50,000 to 100,000 options that he alleges were promised to him by the Company but never granted, and for commissions allegedly payable to him for services rendered. Other defendants formerly in our employ have also filed counterclaims against us seeking, in the aggregate, damages of $0.1 million, primarily for 3,750 options that either did not vest or were allegedly promised to them but not granted.

     On January 26, 2000, Michael Chan, an individual who had provided managerial services on a contractual basis to the Company in the past, commenced a lawsuit against the Company and Cameron Chell seeking options to purchase 50,000 shares of common stock that he alleges Mr. Chell promised him for services he allegedly provided to the Company or in the alternative $1.5 million in cash. Mr. Chan also seeks general damages of $200,000 and punitive damages of $200,000.

     On January 7, 2000, Tony Bryson, an individual who had previously been employed by the Company, filed a lawsuit against the Company seeking $180,000 for the value of lost stock options, salary and benefits the Company allegedly promised him, and other damages he allegedly sustained as a result of the Company's alleged actions.

     On February 11, 2000, the Company entered into an agreement with SmallCaps Online Group LLC to settle litigation commenced against it by SmallCaps. SmallCaps had brought this action claiming fees for financial advisory services. The settlement agreement obligates the Company to pay SmallCaps $5.0 million by March 14, 2000. The Company is also obligated to issue to Small Caps warrants to purchase 2,000,000 shares of common stock at $20.50 per share, 500,000 shares of common stock at $8.50 per share and 500,000 shares of common stock at $22.50 per share. The warrants, which have an aggregate value of $60.0 million based upon a Black-Scholes valuation model, are exercisable at any time prior to March 14, 2005 and are subject to adjustment for stock splits, stock dividends, reorganizations, below market issuances and similar transactions. The Company may be obligated to register the shares underlying Small Caps' warrants. As of December 31, 1999, the Company recorded the $5.0 million as a settlement obligation and the $60.0 million value of the warrants as additional paid-in capital in the accompanying consolidated balance sheet. The warrants to purchase the 3,000,000 shares were issued on March 1, 2000. The $5.0 million was paid on March 14, 2000. Warrants to purchase an additional 140,600 shares of common stock which the Company had previously agreed to issue to SmallCaps' predecessor were cancelled as a result of this agreement.

     Under certain California State regulatory requirements, the Company was to offer a rescission of certain options granted to California employees. The Company applied for and has received an order from the State of California approving the proposed terms of the rescission offer. The rescission offer was made with respect to 1,240,500 options at an exercise price of $8.50, and 40,000 shares issued in relation to other options exercised to date which offer will remain open subsequent to December 31, 1999. In light of

                                FUTURELINK CORP.

market prices for the Company's common stock recently being significantly in excess of the exercise price, the Company received rescission notices from only three option holders in January 2000 for a total of 29,000 options. The Company paid $31,800 plus interest to these option holders in exchange for cancellation of their options under the rescission offer.

     A claim has been filed against the Company in the amount of approximately $340,000 plus costs for damages from alleged Company misrepresentations and interference with contractual relations regarding a sale transaction between two third parties involving shares of the Company's common stock. The Company has entered into an indemnity agreement with a former principal of the Company whereby the former principal defends this action on behalf of the Company, bears the costs of legal counsel and agrees to indemnify the Company for any losses. Management believes the claim is without merit.

     A claim has been filed against the Company's subsidiary, FutureLink Alberta in the amount of $194,000 plus costs for damages and loss of rent related to a purported lease agreement with respect to a building in Calgary, Alberta, Canada. The Company is counter claiming an amount of approximately $266,000 against the claimant. The plaintiff has now leased the premises in question to a third party, thereby mitigating its alleged losses. However, it is impossible at this time for the Company to predict with any certainty the outcome of such litigation. Management believes the claim is without merit and will defend the Company's position vigorously.

     A claim was filed against the Company's subsidiary, SysGold (now merged into FutureLink Alberta) by TAP Consulting Ltd. in the amount of approximately $102,000 for damages and loss of compensation relating to services provided to the Company. Management believes the claim is without merit. An indemnity agreement has been obtained from the previous stockholders of SysGold.

     The Company is currently aware of other former employees and consultants who may make claims against the Company that represent, in the aggregate, $3.9 million in damages which includes approximately 272,000 stock options and monetary damages. At this time, management is unable to determine an amount, if any, it may ultimately be required to pay to settle these issues.

     The Company is also involved in other legal proceedings, claims and litigation arising in the ordinary course of business.

     The Company's pending lawsuits involve complex questions of fact and law and could require the expenditure of significant costs and diversion of resources to defend. Although management believes the outcome of the Company's outstanding legal proceedings, claims and litigation will not have a material adverse effect on the Company's business, results of operations or financial position, the results of litigation are inherently uncertain. The Company is unable to make an estimate of the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the accompanying consolidated financial statements.

14. SEGMENT INFORMATION

     The Company's activities are conducted in one operating segment with all activities relating to the sales and support of information technology solutions. These activities for all of 1998 and virtually all of 1999 were carried out in two geographic segments, Canada and the United States. On December 22, 1999, the Company acquired KNS which is located in the United Kingdom.

                                FUTURELINK CORP.

                                                         DECEMBER 31, 1998
                                              ----------------------------------------
                                              CANADA      U.S.      EUROPE     TOTAL
                                              ------    --------    ------    --------
Revenue.....................................  $2,437    $     --     $ --     $  2,437
Long-lived assets...........................  $8,966    $      3     $ --     $  8,969

                                                         DECEMBER 31, 1999
                                              ----------------------------------------
                                              CANADA      U.S.      EUROPE     TOTAL
                                              ------    --------    ------    --------
Revenue.....................................  $7,178    $  6,215     $207     $ 13,600
Long-lived assets...........................  $9,556    $187,560     $722     $197,838

     Long-lived assets consist of property and equipment, goodwill, and assembled workforce.

15. 401(k) PLAN

     The Company assumed several 401(k) plans in connection with the acquisitions in 1999. Pursuant to these plans, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to these plans. These plans permit the Company, but do not require, additional matching contributions to these plans on behalf of all participants in these plans. Through December 31, 1999, the Company has not made any contributions to these plans.

16. SUBSEQUENT EVENTS

     On January 31, 2000, the Company completed the acquisition of Vertical Software, Inc. and on February 29, 2000 the Madison Technology Group of Companies for an aggregate purchase price of $85.1 million consisting of cash of $14.6 million, a promissory note of $7.3 million due July 2000; and 3,001,486 shares of common stock valued at $63.2 million. The acquisitions will be accounted for by the purchase method, and the estimated excess purchase price over the estimated fair value of net assets acquired of $82.9 million will be allocated to goodwill and amortized over five years.

     On February 3, 2000, the Company entered into a definitive agreement to acquire Charon Systems Inc. for $6.9 million in cash and 1,072,940 shares of common stock.

     On February 11 and February 29, 2000, warrant holders exercised their rights to acquire 2,401,041 shares of common stock at an effective price of $7.50 per share for aggregate net proceeds to the Company of $18.0 million. The warrants had an adjusted (for anti-dilution) exercise price of $8.40 per share and the holders of these warrants effectively paid $7.50 per share after adjustment for a warrant exercise fee of $0.90 for each warrant exercised.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
  2.1      Share Purchase Agreement dated August 4, 1998 between
           FutureLink Distribution Corp., a Colorado corporation,
           Donald A. Bialik, Olivia B. Bialik, Bialik Family Trust,
           Riverview Management Corporation, SysGold Ltd., and
           FutureLink Distribution Corp., an Alberta corporation(1)
  2.2      Targetco Acquisition Agreement dated August 3, 1998 between
           FutureLink Distribution Corp., a Colorado corporation, and
           FutureLink Alberta(1)
  2.3      Amending Agreement to Share Purchase Agreement dated August
           21, 1998 between FutureLink Distribution Corp., a Colorado corporation, Donald A. Bialik, Olivia B. Bialik, Bialik
           Family Trust, Riverview Management Corporation, SysGold
           Ltd., and FutureLink Alberta(3)
  2.4      Agreement and Plan of Reorganization and Merger dated June
           2, 1999 between FutureLink Distribution Corp., FutureLink
           California Acquisition Corp., Executive Lan Management,
           Inc., dba Micro Visions, and the selling shareholders of
           Micro Visions(6)
  2.5      Agreement and Plan of Merger dated August 1, 1999 between
           FutureLink Distribution Corp. and FutureLink California
           Acquisition Corporation, a Delaware corporation(8)
  2.6      Agreement and Plan of Reorganization and Merger dated
           September 7, 1999 between FutureLink Distribution Corp.,
           FutureLink Pleasanton Acquisition Corp., CN Networks, Inc.,
           and the selling shareholders of CN Networks(9)
  2.7      Agreement and Plan of Reorganization and Merger dated
           September 7, 1999 between FutureLink Distribution Corp.,
           FutureLink Michigan Acquisition Corp., Async Technologies,
           Inc., and the selling shareholders of Async Technologies(10)
  2.8      Certificate of Merger dated October 15, 1999 of FutureLink
           Distribution Corp., a Colorado corporation, into FutureLink
           California Acquisition Corp., a Delaware corporation(8)
  2.9      Amending Agreement dated October 15, 1999 to Agreement and
           Plan of Reorganization and Merger between FutureLink Corp.,
           FutureLink California Acquisition Corp., and the selling
           shareholders of Micro Visions(8)
  2.10     Amending Agreement dated October 29, 1999 to Agreement and
           Plan of Reorganization and Merger, between FutureLink
           Distribution Corp., FutureLink Michigan Acquisition Corp.,
           Async Technologies, and the selling shareholders of Async
           Technologies(10)
  2.11     Amending Agreement dated October 31, 1999 to Agreement and
           Plan of Reorganization and Merger between FutureLink Corp.,
           FutureLink Pleasanton Acquisition Corp., CN Networks, and
           the selling shareholders of CN Networks(9)
  2.12     Amending Agreement dated November 14, 1999 to Agreement and
           Plan of Reorganization and Merger between FutureLink Corp.,
           FutureLink Michigan Acquisition Corp., Async Technologies,
           and the selling shareholders of Async Technologies(10)
  2.13     Agreement for the Sale and Purchase of the Entire Issued
           Share Capital of KNS Holdings Limited dated November 15,
           1999 between FutureLink Corp. and the selling shareholders of KNS Holdings(11)
  2.14     Amending Agreement dated November 26, 1999 to Agreement and
           Plan of Reorganization and Merger between FutureLink Corp.,
           FutureLink Michigan Acquisition Corp., Async Technologies,
           and the selling shareholders of Async Technologies(10)
  2.15     Supplemental Agreement dated December 20, 1999 to Agreement for Sale and Purchase of the Entire Issued Share Capital of
           KNS Holdings, between FutureLink Corp. and the selling
           shareholders of KNS Holdings(11)
  3.1      Certificate of Incorporation of FutureLink Corp.(8)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
  3.2      Bylaws of FutureLink Corp.(8)
 10.1      Stock Option Plan dated June 29, 1998(1)
 10.2      First Amendment to Second Amended and Restated Stock Option
           Plan dated December 10, 1999, as amended(12)
 10.3      Agency Agreement dated April 14, 1999 between FutureLink
           Distribution Corp. and Commonwealth(5)
 10.4      Letter Agreement dated December 6, 1999 between FutureLink
           Distribution Corp. and Thomson Kernaghan(12)
 10.5      Advisory Agreement dated May 1, 1999 between FutureLink
           Distribution Corp. and Commonwealth(5)
 10.6      Agency Agreement dated July 1, 1999 between FutureLink
           Distribution Corp. and Commonwealth(7)
 10.7      Loan Agreement dated August 1, 1999 between FutureLink Corp.
           and Vincent Romano(7)
 10.8      Securities Purchase Agreement dated October 15, 1999 between
           FutureLink Corp., Pequot Private Investment Fund II, L.P.
           and certain other investors(8)
 10.9      Registration Rights Agreement dated October 15, 1999 between
           FutureLink Corp., Pequot Private Investment Fund, and
           certain other investors(8)
 10.10     Registration Rights Agreement dated December 6, 1999 between
           FutureLink Corp. and CPQ Holdings, Inc.(12)
 10.11     Securities Purchase Agreement dated December 6, 1999 between
           FutureLink Corp. and CPQ Holdings, Inc.(12)
 10.12     Employment Agreement dated June 1, 1999 between Philip
           Ladouceur and FutureLink Distribution Corp.(12)(13)
 10.13     Employment Agreement dated September 30, 1999 between Glenn
           C. Holmes and FutureLink Corp.(12)
 10.14     Employment Agreement dated August 1, 1999 between Vincent
           Romano and FutureLink Corp.(12)
 10.15     Client/Agency Agreement dated August 7, 1999 between Sicola,
           Martin, Koons & Frank, Inc. and FutureLink Distribution
           Corp., as revised(12)
 10.16     Master Loan and Security Agreement dated November 3, 1999
           between Transamerica Business Credit Corporation, FutureLink
           Corp. and FutureLink Micro Visions Corp.(12)
 10.17     Security Agreement dated November 3, 1999 between
           Transamerica Business Credit Corporation and FutureLink
           Distribution Corp.(12)
 10.18     Master Lease and Financing Agreement dated November 15, 1999 between Compaq Financial Services and FutureLink Corp.(12)
 10.19     Master Lease Agreement dated December 16, 1999 between EMC and FutureLink Corp.(12)
 10.20     Revised Offer to Lease dated March 24, 1998 between Bow
           Valley Square Management Ltd. and SysGold, Ltd., as amended, for 250 6th Avenue, Calgary(1)
 10.21     Lease Agreement dated September 23, 1999 between Kilroy
           Realty, L.P., Kilroy Realty Corporation, and FutureLink
           Distribution Corporation for 220 Technology Drive, Irvine
           and assignment thereof dated October 15, 1999(12)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 10.22     Microsoft Certified Solution Provider Agreement dated
           January 28, 2000 between Microsoft and FutureLink
           Corp.(12)(14)
 10.23     Microsoft Application Services Agreement dated December 23,
           1999 between Microsoft and FutureLink Corp.(12)(14)
 10.24     Final Invoice/Enrollment Contract (MSCP) dated April 28,
           1998 between Microsoft and FutureLink Corp.(1)
 10.25     Direct Commercial Service License Agreement dated May 21,
           1999 between Microsoft and FutureLink Distribution
           Corp.(12)(14)
 10.26     Service Agreement dated June 1, 1998 between Willson
           Stationers and FutureLink Alberta(1)
 10.27     Solution Provider Contract dated July 27, 1998 between IBM
           Canada Ltd. and FutureLink/ SysGold Ltd.(1)
 10.28     Hosting Services Distributor Agreement (version 4) dated
           November 12, 1998 between Onyx Software and FutureLink
           Distribution Corp.(12)
 10.29     Onyx Software License Agreement dated August 5, 1998 between
           Onyx Software and FutureLink Distribution Corp.(12)
 10.30     Alliance Partner Agreement dated October 26, 1998 between
           Great Plains Software and FutureLink Distribution Corp.(12)
 10.31     Citrix Solutions Network Gold Renewal Membership Agreement
           dated July 16, 1999 between Citrix and FutureLink
           Distribution Corp.(12)(14)
 10.32     Citrix Solutions Network Platinum Renewal Membership
           Agreement dated April 20, 1999 between Citrix and Async
           Technologies(12)(14)
 10.33     Information Systems Services Agreement dated January 19,
           1999 between FutureLink Alberta and Numac Energy, Inc.(12)
 10.34     Information Systems Services Agreement dated July 1, 1999
           between Canadian Natural Resources, Ltd. and FutureLink
           Alberta(12)
 10.35     Alliance Partner Agreement dated February 12, 1999 between
           FutureLink Alberta and JAWS Technologies(1)
 10.36     Master Consulting Agreement dated December 1, 1998 between
           Ameriquest Mortgage Company and Micro Visions(12)
 10.37     Internet Data Center Services Agreement dated May 7, 1999
           between Exodus Communications, Inc. and Micro Visions(12)
 10.38     Form of EMC Corporation Software License Agreement(12)
 23.1*     Consent of Independent Auditors
 27.1*     Financial Data Schedule

-------------------------
 * Filed herewith.

 (1) Included as an Exhibit to FutureLink's Registration Statement on Form SB-2 filed August 24, 1998.

 (2) Included as an Exhibit to FutureLink's Amendment No. 1 to Registration Statement on Form SB-2 filed October 23, 1998.

 (3) Included as an Exhibit to FutureLink's Amendment No. 2 to Registration Statement on Form SB-2 filed November 24, 1998.

 (4) Included as an Exhibit to FutureLink's Amendment No. 3 to Registration Statement on Form SB-2 filed December 14, 1998.

 (5) Included as an Exhibit to FutureLink's Quarterly Report on Form 10-QSB for period ended March 31, 1999, filed May 20, 1999.

 (6) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed June 16, 1999.

 (7) Included as an Exhibit to FutureLink's Quarterly Report on Form 10-QSB for period ended June 30, 1999, filed August 18, 1999.

 (8) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed October 27, 1999.

 (9) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed November 23, 1999.

(10) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed December 8, 1999.

(11) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed January 6, 2000.

(12) Included as an Exhibit to FutureLink's Registration Statement on Form SB-2 filed February 11, 2000.

(13) We entered into an employment agreement with Raghu Kilambi on June 1, 1999, which we amended on October 8, 1999 that is substantially identical in all material respects to our employment agreement with Mr. Ladouceur, except as to salary and bonus provisions. Mr. Kilambi's base salary is $180,000 per year and he is entitled to receive a performance bonus of up to $180,000.

(14) Some of our subsidiaries are parties to agreements with the same party that are substantially identical in all material respects.