Form 10QSB
period 2000-03-31
FUTURELINK CORP
filed 2000-05-15
CIK 1061399

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB
              QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934.

              FOR THE FISCAL QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NO. 0-24833

                                FUTURELINK CORP.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           DELAWARE                        95-4763404
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)
 6 MORGAN, IRVINE, CALIFORNIA                 92618
(ADDRESS OF PRINCIPAL EXECUTIVE            (ZIP CODE)
            OFFICES)

                                 (949) 837-8252
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

     The total number of shares of the Registrant's Common Stock outstanding as of March 31, 2000 was 59,025,364.

     Transitional Small Business Disclosure Format (check one):  [ ] Yes No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FUTURELINK CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                                                          PAGE
                                                                          ----
PART I -- FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements.................    1
              Condensed Consolidated Balance Sheets as of March 31, 2000
              and December 31, 1999.....................................    1
              Condensed Consolidated Statements of Operations for the
              three months ended March 31, 2000 and 1999................    2
              Condensed Consolidated Statements of Stockholders' Equity
              to March 31, 2000.........................................    3
              Condensed Consolidated Statements of Cash Flows for the
              three months ended March 31, 2000 and 1999................    4
              Notes to Condensed Consolidated Financial Statements......    5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   10

PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings...........................................   14
Item 2.     Changes in Securities.......................................   14
Item 3.     Defaults Upon Senior Securities.............................   16
Item 4.     Submission of Matters to a Vote of Security Holders.........   16
Item 5.     Other Information...........................................   16
Item 6.     Exhibits and Reports on Form 8-K............................   16
            SIGNATURES..................................................   21

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                FUTURELINK CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  3,395       $ 19,185
  Restricted cash...........................................       2,138          3,099
  Accounts receivable, less allowance of $2,160 and $1,363
     in 2000 and 1999, respectively.........................      22,230         14,284
  Inventory.................................................       5,981          4,964
  Prepaid expenses..........................................       1,628            536
  Deferred offering costs...................................       1,781             --
                                                                --------       --------
          Total current assets..............................      37,153         42,068
Property and equipment, less accumulated depreciation of
  $3,606 and $2,276 in 2000 and 1999, respectively..........      16,467         10,972
Goodwill and other intangibles, net.........................     262,687        186,866
Deposits and acquisition costs..............................         688            543
Other assets................................................         374            229
                                                                --------       --------
          Total assets......................................    $317,369       $240,678
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit...........................................    $    961       $  1,657
  Accounts payable and accrued liabilities..................      24,692         15,811
  Settlement payable........................................          --          5,000
  Current portion of long-term debt.........................      17,865          8,554
  Deferred revenues.........................................       1,921          1,330
                                                                --------       --------
          Total current liabilities.........................      45,439         32,352
Long-term debt -- less current portion......................       7,231          4,116
Convertible debentures, net.................................         653            874
Deferred taxes..............................................         588            588
                                                                --------       --------
          Total liabilities.................................      53,911         37,930
Commitments and contingencies...............................          --             --
Stockholders' equity:
  Common stock, $.0001 par value, 300,000,000 shares
     authorized, 59,025,364 and 52,743,169 shares issued and
     outstanding at March 31, 2000 and December 31, 1999,
     respectively...........................................           7              7
  Common stock issuable; 1,639,850 shares...................      42,636         42,636
  Additional paid-in capital................................     231,311        146,150
  Warrants..................................................      60,000         60,000
  Deferred compensation.....................................      (2,488)        (1,393)
  Loan receivable from officer..............................      (1,250)        (1,500)
  Cumulative foreign currency translation adjustment........        (563)           (77)
  Accumulated deficit.......................................     (66,195)       (43,075)
                                                                --------       --------
          Total stockholders' equity........................     263,458        202,748
                                                                --------       --------
          Total liabilities and stockholders' equity........    $317,369       $240,678
                                                                ========       ========

           See notes to condensed consolidated financial statements.

                                FUTURELINK CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------    ---------
                                                                    (UNAUDITED)
Revenue:
  Hardware and software.....................................  $   17,324    $     383
  Service delivery..........................................       5,320        1,361
                                                              ----------    ---------
                                                                  22,644        1,744
                                                              ----------    ---------
Expenses:
  Cost of hardware and software.............................      14,074          353
  Cost of service delivery..................................       3,666        1,108
  Selling, general and administration.......................      14,426        1,845
  Goodwill amortization.....................................      11,783          500
  Depreciation and other amortization.......................       1,494          161
                                                              ----------    ---------
                                                                  45,443        3,967
                                                              ----------    ---------
Loss from operations........................................     (22,799)      (2,223)
  Interest expense..........................................         429          998
  Interest income...........................................        (226)          --
                                                              ----------    ---------
Loss before income taxes....................................     (23,002)      (3,221)
Provision (benefit) for income taxes........................         118         (119)
                                                              ----------    ---------
Net loss....................................................  $  (23,120)   $  (3,102)
                                                              ==========    =========
Loss per share -- basic and diluted.........................  $    (0.42)   $   (0.53)
                                                              ==========    =========
Weighted average shares -- basic and diluted................  55,369,965    5,813,993
                                                              ==========    =========

           See notes to condensed consolidated financial statements.

                                FUTURELINK CORP.

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     COMMON STOCK        COMMON    ADDITIONAL                                 LOAN
                                  -------------------    STOCK      PAID-IN                  DEFERRED      RECEIVABLE
                                    SHARES     AMOUNT   ISSUABLE    CAPITAL     WARRANTS   COMPENSATION   FROM OFFICER
                                  ----------   ------   --------   ----------   --------   ------------   ------------
                                                                      (UNAUDITED)
BALANCE AT JANUARY 1, 2000......  52,743,169     $7     $42,636     $146,150    $60,000      $(1,393)       $(1,500)
Shares issued or issuable for
  acquisitions..................   3,001,486     --          --       63,249         --           --             --
Shares issuable for services....          --     --          --          668         --           --             --
Shares issued upon conversion of
  debt..........................     189,160      0          --          218         --           --             --
Conversion of warrants..........   2,545,783      0          --       18,009         --           --             --
Value of options and warrants
  issued for services...........          --     --          --        2,059         --       (1,095)            --
Shares issued under loan
  agreement.....................          --     --          --           --         --           --            250
Shares issued upon exercise.....
  of employee stock options.....     545,766      0          --          958         --           --             --
Foreign currency translation
  adjustment....................          --     --          --           --         --           --             --
Net loss for the quarter........          --     --          --           --         --           --             --
                                  ----------     --     -------     --------    -------      -------        -------
BALANCE AT MARCH 31, 2000.......  59,025,364     $7     $42,636     $231,311    $60,000      $(2,488)       $(1,250)
                                  ==========     ==     =======     ========    =======      =======        =======

                                  CUMULATIVE                      TOTAL
                                  TRANSLATION   ACCUMULATED   STOCKHOLDERS'   COMPREHENSIVE
                                  ADJUSTMENT      DEFICIT        EQUITY           LOSS
                                  -----------   -----------   -------------   -------------
                                                         (UNAUDITED)
BALANCE AT JANUARY 1, 2000......     $ (77)      $(43,075)      $202,748        $(35,725)
                                                                                ========
Shares issued or issuable for
  acquisitions..................        --             --         63,249              --
Shares issuable for services....        --             --            668              --
Shares issued upon conversion of
  debt..........................        --             --            218              --
Conversion of warrants..........        --             --         18,009              --
Value of options and warrants
  issued for services...........        --             --            964              --
Shares issued under loan
  agreement.....................        --             --            250              --
Shares issued upon exercise.....                                                      --
  of employee stock options.....        --             --            958              --
Foreign currency translation
  adjustment....................      (486)            --           (486)           (486)
Net loss for the quarter........        --        (23,120)       (23,120)        (23,120)
                                     -----       --------       --------        --------
BALANCE AT MARCH 31, 2000.......     $(563)      $(66,195)      $263,458        $(59,331)
                                     =====       ========       ========        ========

           See notes to condensed consolidated financial statements.

                                FUTURELINK CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                  (UNAUDITED)
OPERATING ACTIVITIES

Net loss....................................................  $(23,120)   $(3,102)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization...............................    13,277        661
Deferred income taxes.......................................        --       (120)
Amortization of deferred compensation.......................    (1,095)
Common stock, warrants and options issued for services......     2,309        125
Non-cash interest expense...................................        --        981
Change in operating assets and liabilities, net of effect of business acquisitions:
  Accounts receivable.......................................    (1,239)      (277)
  Inventory.................................................       185       (522)
  Prepaid expenses..........................................    (1,030)        18
  Deferred offering costs...................................    (1,781)        --
  Other assets..............................................       (22)      (104)
  Accounts payable and accrued expenses.....................     4,478       (157)
  Settlement payable........................................    (5,000)        --
  Deferred revenues.........................................      (161)        --
                                                              --------    -------
     NET CASH USED IN OPERATING ACTIVITIES..................   (13,199)    (2,497)
                                                              --------    -------
INVESTING ACTIVITIES
Purchases of property and equipment.........................      (444)      (639)
Business acquisitions, net of cash balances acquired........   (16,439)        --
Deposits on acquisitions....................................      (145)        --
Decrease in restricted cash.................................       961         --
                                                              --------    -------
     NET CASH USED IN INVESTING ACTIVITIES..................   (16,067)      (639)
                                                              --------    -------
FINANCING ACTIVITIES
Net cash advanced (paid) under lines of credit..............    (4,196)       127
Proceeds from issuance of common shares, net................        --         (5)
Proceeds from exercise of employee stock options............       958         --
Proceeds from exercise of warrants..........................    18,009         --
Proceeds from issuance of notes payable.....................                  248
Repayment of capital lease obligation.......................      (809)       (14)
Issuance of convertible debentures, net of costs............        --      3,201
Repayment of convertible debentures and promissory notes....        --       (381)
                                                              --------    -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES..............    13,962      3,176
                                                              --------    -------
Effect of currency rate changes.............................      (486)       (42)
                                                              --------    -------
Increase in cash............................................   (15,790)        (2)
Cash at beginning of period.................................    19,185          7
                                                              --------    -------
Cash at end of period.......................................  $  3,395    $     5
                                                              ========    =======
NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses;
  Assets acquired...........................................  $ 96,349    $    42
  Liabilities assumed.......................................     8,655         --
  Notes payable issued......................................     7,250         --
  Common stock and options issued...........................    63,249         42
                                                              --------    -------
     Cash paid for acquisitions.............................    17,195         --
Capital lease obligations...................................     5,985         14
Conversion of convertible debt to equity....................       218      1,561
SUPPLEMENTAL INFORMATION, CASH PAID FOR;
Interest....................................................  $    429    $    17
Income Taxes................................................       118         --

           See notes to condensed consolidated financial statements.

                                FUTURELINK CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements reflect the results of operations for FutureLink Corp. and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in FutureLink's Annual Report on Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission (SEC) on March 30, 2000.

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

     The Company has experienced net losses over the past two years and had an accumulated deficit of approximately $66.2 million at March 31, 2000. Such losses are attributable to both cash losses resulting from costs incurred in the development of the Company's services and infrastructure, interest expense and non-cash charges. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services.

NOTE 2. ACQUISITIONS

  MicroLAN Systems, Inc.

     On February 29, 2000, the Company acquired MicroLAN Systems, Inc. doing business as Madison Technology Group, Madison Consulting Resources, Inc. and Madison Consulting Resources NJ, Inc. The companies were acquired for total consideration of $57.5 million, consisting of $6.5 million cash, a note payable in the amount of $7.3 million that is secured by the Company's shares of a new subsidiary formed for the acquisition, and 1,975,170 shares of common stock valued at $43.7 million. The acquisition was accounted for by the purchase method of accounting. In connection therewith, $12.4 million of the purchase price was allocated to assembled workforce and is being amortized over three years, and $45.2 million of the excess purchase price over the estimated fair value of net assets acquired was allocated to goodwill and is being amortized over five years.

  Vertical Software, Inc.

     On January 31, 2000, the Company acquired Vertical Software, Inc. ("VSI"), a U.S. mid-Atlantic regional provider of system integration and information technology services. The agreement provides for a merger of VSI with a subsidiary of the Company such that all of VSI's outstanding stock was sold to the Company in exchange for consideration of $27.6 million consisting of $8.1 million cash and 1,026,316 common shares of the Company's common stock valued at $19.5 million. The acquisition was accounted for by the

                                FUTURELINK CORP.

purchase method of accounting, and the excess purchase price of $26.7 million over the estimated fair value of net assets acquired was allocated to goodwill and is being amortized over five years.

     The following pro forma results of operations give effect to the acquisition of the above companies as if the transactions had occurred January 1, 1999 (dollars in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                  (UNAUDITED)
Revenue.....................................................  $ 27,131    $20,830
Net (loss) income...........................................   (23,810)    (1,184)
(Loss) income per share.....................................  $  (0.43)   $ (0.20)

  Pending Acquisition

     On February 3, 2000, the Company entered into a definitive agreement to acquire Charon Systems Inc. for $6.9 million in cash and 1,072,940 shares of common stock.

3. GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangible assets are comprised of the following at March 31, 2000 and December 31, 1999 (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
Goodwill....................................................  $265,361       $189,699
Assembled workforce.........................................    15,114          3,200
                                                              --------       --------
Total.......................................................   280,475        192,899
Less accumulated amortization...............................   (17,788)        (6,033)
                                                              --------       --------
Goodwill and other intangibles..............................  $262,687       $186,866
                                                              ========       ========

4. LONG-TERM DEBT

     Long-term debt consists of the following at March 31, 2000 and December 31, 1999 (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Capital lease obligations, net of original issue discount of
  $672 and $727, respectively...............................  $ 11,161      $ 5,985
Notes payable to former KNS stockholders....................     6,685        6,685
Note payable to former MicroLAN stockholders................     7,250           --
                                                              --------      -------
                                                                25,096       12,670
Less current portion of long-term debt......................   (17,865)      (8,554)
                                                              --------      -------
Long-term debt..............................................  $  7,231      $ 4,116
                                                              ========      =======

     Capital lease obligations are for the lease of up to $22.5 million of computer hardware and related infrastructure costs. Aggregate monthly payments are currently $425,000 and are based upon thirty-six to forty-one month amortization periods, including interest implicit in the lease at rates ranging from 9% to 14% per annum. As of March 31, 2000, the Company had available borrowings of $15.2 million under the various lease lines. In addition to the lease payments, the Company issued to the lessors warrants valued at $727,000

                                FUTURELINK CORP.

to acquire 42,553 shares of common stock at $8.50 per share. The value of the warrants has been reflected as a discount of the related debt, and is being amortized to interest expense over the life of the debt.

     Notes payable to former KNS stockholders consist of notes of $2.7 million and $4.0 million and are due April 6, 2000 and June 20, 2000, respectively. The notes are unsecured and bear interest at LIBOR plus 1% per annum which is payable at maturity. Subsequent to March 31, 2000, the Company paid the $2.7 million obligation.

     Note payable to former MicroLAN stockholders consists of a note payable in the amount of $7.25 million due July 31, 2000. The note is secured by the shares of the Company's subsidiary that was formed in the acquisition. Interest is payable monthly at a beginning rate of 9% per annum for April 2000, increasing 1% per month to a maximum rate of 12% per annum. If the note is not paid by July 31, 2000, the Company may be obligated to pay an additional $500,000, to extend the note, with a default interest rate of 15% per annum on the unpaid amount.

5. STOCKHOLDERS' EQUITY

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

     On March 30, 2000 certain note holders of convertible debt converted $200,000 of debt into 189,160 shares of common stock.

     The Company recorded approximately $1.1 million in deferred compensation for the quarter, for the difference between the exercise price of certain of the Company's stock options granted under the Plan and the fair market value of the underlying common stock. Such amount has been presented as a reduction to stockholders' equity and is being amortized ratably over the vesting period of the applicable options. The Company amortized an aggregate of $300,000 of deferred compensation during the first quarter of 2000.

     During the three months ended March 31, 2000, 545,766 shares of common stock were issued to employees who exercised their stock options, resulting in $1.0 million in cash.

6. CONTINGENCIES

     From time to time the Company is a defendant or plaintiff in litigation arising in the ordinary course of business. To date, other than litigation SmallCaps OnLine Group LLC brought and the subsequent settlement of that action, no litigation has had a material effect on the Company and the Company is not a party to any material litigation except as described below.

     SmallCaps OnLine Group LLC, previously known as Bridge Technology Group LLC, sued the Company on January 12, 2000 in the New York County Supreme Court to recover fees the Company allegedly owed for advisory and investor relations services. SmallCaps' complaint requested compensation for fees totaling $5.1 million, as well as warrants to purchase an aggregate of 3,289,689 shares of common stock at exercise prices ranging from $1.00 to $8.50 per share. The total value of the damages SmallCaps claimed was $110.0 million. On February 11, 2000, the Company settled SmallCaps' complaint by agreeing to pay SmallCaps $5.0 million on or before March 14, 2000, and to issue to SmallCaps warrants to purchase an aggregate of 3,000,000 shares of common stock at exercise prices ranging from $8.50 to $22.50 per share, subject to anti-dilution protection. Since the issuance of these warrants, their exercise prices have been adjusted and now range from $8.33 to $22.05 per share. The Company issued the warrants to SmallCaps on March 1, 2000 and paid SmallCaps the $5.0 million on March 14, 2000. The total value of the settlement on

                                FUTURELINK CORP.

February 11, 2000 was $65.0 million which has been recorded in the accompanying condensed consolidated balance sheets as a charge to paid-in capital.

     On November 6, 1998, the Company's former Chief Executive Officer and a director, Mr. Cameron Chell, entered into a Settlement Agreement with The Alberta Stock Exchange to resolve a pending investigation into Mr. Chell's alleged breaches of Alberta Stock Exchange rules and by-laws. As part of the Settlement Agreement, Mr. Chell acknowledged that he had breached certain duties of supervision, disclosure, or compliance relating to various offers and sales of securities, and Mr. Chell was prohibited from receiving Alberta Stock Exchange approval in any capacity for a five year period, subjected to a CDN$25,000 fine and a three year period of enhanced supervision. The Company cannot be certain that the Settlement Agreement with the Alberta Stock Exchange ends all proceedings with regard to these matters.

     On January 20, 2000, the Company commenced a proceeding in Canada against Mr. Chell, various other former employees of and consultants to the Company and various other defendants alleging that these defendants misappropriated a corporate opportunity in breach of fiduciary and contractual obligations. Most of these defendants made counterclaims seeking, among other things, damages for interference with their economic interests and for severance compensation in the form of cash and stock options. The Company entered into a settlement agreement with the defendants effective April 26, 2000 that has the following key terms:

     - Mr. Chell will be entitled to exercise options to acquire 175,000 shares of common stock that were scheduled to vest June 1, 2000,

     - Mr. Chell or his nominee shall pay the Company $400,000 in settlement of a related party debt that involved Mr. Chell, and

     - All other claims have been dropped by all parties, who have provided mutual releases, with the claim and counterclaims to be discontinued.

     On January 7, 2000, Tony Bryson, an individual who had previously been employed by the Company, filed a lawsuit against the Company seeking $180,000 for the value of lost stock options, salary and benefits the Company allegedly promised him, and other damages he allegedly sustained as a result of alleged actions by the Company. This lawsuit has been filed under Canadian law. Canadian law provides for severance pay to any employee of the Company's Canadian operations in an amount that is appropriate based on, among other things, the nature of the position held by the employee and the length of time the employee worked for the company, unless the employer can establish that the termination was for just cause. The exact amount of severance pay is often disputed between employers and employees in Canada. Accordingly, there is a risk that in addition to this lawsuit, one or more other former employees will make claims for cash severance pay as well as options.

     On January 26, 2000, Michael Chan filed a suit in the Court of Queen's Bench of Alberta, Judicial District of Calgary, alleging that the Company's subsidiary, FutureLink Alberta, breached its contract to deliver him options to purchase 250,000 shares of FutureLink Alberta at $1.00 per share. Mr. Chan seeks 50,000 shares of common stock or, alternatively, damages of approximately $1.5 million in cash, general damages of approximately $200,000 and punitive damages of approximately $200,000. On May 10, 2000, the Company filed a Statement of Defense in response to this claim.

     In the past, persons formerly associated with the Company may have engaged in activities as part of an effort to profit from unlawful trading activity in our stock. As a result, the Company may be subject to civil or criminal actions, fines or penalties. If any proceedings are commenced against the Company, the Company will need to spend significant money and management time in the Company's defense. If a court determined that the Company participated in these activities, the Company could be liable for damages or penalties that would have a material adverse effect on the Company's financial condition and results of operation.

                                FUTURELINK CORP.

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

     A claim has been filed against FutureLink Alberta in the amount of $194,000 plus costs for damages and loss of rent related to a purported lease agreement with respect to a building in Calgary, Alberta, Canada. The Company is counter claiming an amount of approximately $266,000 against the claimant. The plaintiff has now leased the premises in question to a third party, thereby mitigating its alleged losses. However, it is impossible at this time for the Company to predict with any certainty the outcome of such litigation. Management believes the claim is without merit and will defend the Company's position vigorously.

     A claim was filed against the Company's subsidiary, SysGold (now merged into FutureLink Alberta) by TAP Consulting Ltd. in the amount of approximately $102,000 for damages and loss of compensation relating to services provided to the Company. Management believes the claim is without merit. An indemnity agreement has been obtained from the previous stockholders of SysGold.

     The Company is currently aware of other former employees and consultants who may make claims against the Company that represent, in the aggregate, $1.5 million in damages which includes approximately 85,000 stock options and monetary damages. At this time, management is unable to determine an amount, if any, it may ultimately be required to pay to settle these issues.

     The Company's pending lawsuits involve complex questions of fact and law and could require the expenditure of significant costs and diversion of resources to defend. Although management believes the outcome of the Company's outstanding legal proceedings, claims and litigation will not have a material adverse effect on the Company's business, results of operations or financial position, the results of litigation are inherently uncertain. The Company is unable to make an estimate of the range of possible loss from outstanding litigation, except as noted, and no amounts have been provided for such matters in the consolidated financial statements.

7. SUBSEQUENT EVENTS

     On April 28, 2000, the Company completed a private placement of approximately $15 million of common equity with institutional private equity investors. A total of 1,764,704 restricted shares of common stock were issued, in addition to warrants to purchase 441,176 shares of common stock at an exercise price of $9.25 per share. The warrants expire at the end of April 2003.

     On April 29, 2000, certain note holders of convertible debt converted $620,000 of debt into 676,408 shares of common stock.

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

     - On November 5, 1999, we acquired CN Networks, Inc. for total consideration of $19.9 million.

     - On November 26, 1999, we acquired Async Technologies, Inc. for total consideration of $35.0 million.

     - On December 22, 1999, we acquired KNS Holdings Limited, for total consideration of $44.0 million.

     - On January 31, 2000, we acquired Vertical Software, Inc. for total consideration of $27.6 million.

     - On February 29, 2000, we acquired MicroLAN Systems, Inc., doing business as Madison Technology Group, Madison Consulting Resources, Inc. and Madison Consulting Resources N.J., Inc. for total consideration of $57.5.

     In addition, we have a definitive agreement to acquire Charon Systems Inc. for approximately $6.9 million in cash and 1,072,940 shares of our common stock.

     Our acquisitions reflect our strategy to rapidly expand our market penetration and our ability to deliver ASP services. All of the companies we have acquired to date, and Charon Systems Inc., who we have agreed to acquire, offer their customers information technology services, specializing in server-based applications relying on software from Citrix Systems, Inc., which interacts with Windows NT Terminal Server software from Microsoft, the same software used by us to run our ASP servers. The acquisitions have allowed us to enter other major markets through an established market participant, with local sales and marketing teams now able to offer both server-based integration and outsourcing services and ASP, while allowing us to leverage the talents of additional technical staff to deliver ASP as well as the more traditional server-based computing solutions to a wider range of clients.

     The completed acquisitions resulted in approximately $280.5 million of purchase price in excess of net assets acquired that we have allocated to goodwill. We believe that in respect of our acquisitions we will be able to realize the value of the goodwill acquired through the overall expansion of our ASP business based on our strategic business plan. We will periodically evaluate the goodwill based upon the future undiscounted cash flows using the forecasts in our strategic business plan. If our estimate of future undiscounted cash flow should change or our strategic business plan is not achieved, future analyses may indicate insufficient future undiscounted cash flows to recover the carrying value the goodwill, in which case the goodwill would be written down to fair value.

     Our historical financial statements for the three months ended March 31, 1999 reflect FutureLink's historical Canadian business and Canadian ASP operations and do not reflect any United States server-based computing, ASP business or server-based computing distribution business until the effective dates of the acquisitions listed above. These acquired businesses now represent a significant portion of our revenue, operations and employees.

     Our analysis of operations for the three months ended March 31, 2000 and 1999 follows. We have omitted a narrative comparison of operations for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 as our significant acquisition activity during 1999 distorts the comparison.

RESULTS OF OPERATIONS

  Revenue

     The components of our revenue for the three months ending March 31, 2000 and 1999 were as follows (in millions):

                                                              MARCH 31,    MARCH 31,
                                                                2000         1999
                                                              ---------    ---------
Sale of hardware and software...............................    $17.3        $ .4
Service delivery............................................      5.3         1.3
                                                                -----        ----
     Total..................................................    $22.6        $1.7
                                                                =====        ====

     Revenue for the three months ended March 31, 2000 consisted of $5.3 million of information technology, outsourcing revenue, of which $0.5 million related to ASP service revenue. We also purchase and resell hardware and software to our customers as part of our services, which accounted for $17.3 million of revenue for the three months ended March 31, 2000.

     Revenue for the three months ended March 31, 1999 consisted of $1.3 million of information technology outsourcing revenue. The purchase and resale of hardware and software to our customers accounted for $0.4 million of revenue for the three months ended March 31, 1999.

  Cost of Goods Sold

     Cost of goods sold reflects costs of hardware and software purchased for resale to customers. Our cost of goods sold for the three months ended March 31, 2000 was $14.1 million, or 81% of related hardware and software sales.

     Cost of goods sold for the three months ended March 31, 1999 was $0.4 million, or 92% of hardware and software sales.

  Cost of Service Delivery

     Our cost of service delivery for the three months ended March 31, 2000 was $3.7 million, or 69% of service delivery revenue. Our cost of service delivery reflects payroll and benefit costs for our outsourcing consultants who support the information technology activities of our clients and payroll, benefit, and operational costs related to testing and operating our data center and installing and supporting software applications related to our ASP and information technology outsourcing businesses.

     Our cost of service delivery for the three months ended March 31, 1999 was $1.1 million, or 81% of service delivery revenue. This includes amounts related to the cost of service delivery of information technology outsourcing and the direct cost related to the development of our ASP services, including operating a "beta test" data center for early customers.

     Selling, General and Administrative Expenses

     Our selling, general and administrative expenses include travel, payroll, operations, advertising, and marketing expenses to secure customers and to develop business partnerships, as well as for meeting and developing relationships with industry analysts and financiers. Selling, general and administrative expenses for the three months ended March 31, 2000 increased $12.6 million to $14.4 million, from $1.8 million in the comparable period in 1999. The increase in such costs results from the expansion of our ASP business which resulted in increased payroll and operating costs, additional costs for our financing and marketing activities, and the additional selling, general and administrative costs of the subsidiaries that we acquired during 1999 and the first quarter of 2000. The 2000 amount also includes $1.3 million of non-cash compensation charges relating to the issuance of our common stock, options and warrants.

     Our selling, general and administrative expenses for the three months ended March 31, 1999 were $1.8 million. The 1999 amount also includes $0.1 million of non-cash compensation charges relating to the issuance of our common stock, options and warrants.

  Depreciation and Amortization of Goodwill and Other Intangible Assets

     Our depreciation and amortization costs for the three months ended March 31, 2000 and 1999 are comprised of the following (in thousands):

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2000      1999
                                                              -------    ----
Goodwill amortization.......................................  $11,783    $500
Depreciation and other amortization.........................    1,494     161
                                                              -------    ----
                                                              $13,277    $661
                                                              =======    ====

     Amortization of goodwill for the three months ended March 31, 2000 relates to the acquisitions made during 1999 and the three months ended March 31, 2000. Our depreciation and other amortization expense for the three months ended March 31, 2000 includes depreciation on the expansion of our Irvine and Canadian data centers, software user licenses, and office and leasehold improvements, and amortization of our assembled workforce.

     Our amortization of intangible assets for the three months ending March 31, 1999 relates to the amortization of the assembled workforce that we acquired during 1998.

  Interest Expense

     Our interest expense of $0.4 million for the three months ended March 31, 2000 reflects non-cash charges of $0.1 million related to, among other factors, amortization of deferred financing fees and debt discount, and $0.3 million relates to interest on bank indebtedness and lines of credit, capital lease obligations and convertible debt outstanding during the three months.

     Our first quarter 1999 interest expense of $1.0 million includes a non-cash of $0.9 million charge related to amortization of intrinsic value of conversion features related to convertible debenture financing and $0.1 million relates to interest on bank indebtedness and lines of credit, capital lease obligations and convertible debt outstanding during the three months.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended March 31, 2000, we had net cash outflows from operating activities of $13.2 million and utilized another $16.4 million for acquisitions. These outflows related mainly to the expansion of our ASP business, our significant acquisition activity and a payment of $5.0 million to Small Caps. In addition, during the three months ended March 31, 2000 we invested $0.5 million in property and equipment, mostly in expanding our existing data centers, and for the acquisition of software, hardware and other infrastructure costs necessary to host our ASP customers. These net cash outflows are significantly greater than net cash outflows for the same period in 1999.

     We acquired two companies during the three months ended March 31, 2000. The total consideration for these acquisitions was $85.1 million consisting of $14.6 million cash; 3,001,486 shares of common stock valued at $63.2 million; and a note payable of $7.3 million, which are all due in 2000.

     We used the following sources of financing to fund operations, our acquisitions, expansion of our ASP business, expansion into the United States, investments in property and equipment, and for the acquisition of software, hardware and other infrastructure costs necessary to host our ASP customers:

     Issuance of common stock and warrants -- During 1999, we completed a private placement of $50.0 million of common equity with institutional private equity investors and received net proceeds of approximately $46.1 million after deducting commissions and fees. As part of this placement, we issued warrants to acquire 2,401,041 shares of common stock to the investors and the placement agent. The holders exercised these warrants in February 2000, resulting in net proceeds to the Company of $18.0 million. On April 28, 2000, the Company completed a private placement of approximately $15 common equity with institutional private equity investors. As part of this placement, the Company issued to the investors 1,764,706 shares of common stock and warrants to purchase 441,176 shares of common stock at an exercise price of $9.25 per share.

     Lease Financing -- During the three months ended March 31, 2000, we utilized several capital asset lease lines with financial lenders and computer hardware vendors. These lines allow us to lease up to $22.5 million of computer hardware and related infrastructure. As of March 31, 2000, we have used $7.3 million of these lines. Aggregate monthly payments under these lines are currently $0.4 million, including interest implicit in the lease at rates ranging from 9% to 14% per annum. We have available borrowings of $15.2 million under the various lease lines as of March 31, 2000. These lines have been partially used to build and expand our Irvine and Canadian data centers.

     Bank Financing -- We have various lines of credit with banks and financial institutions that allow us to borrow up to $1.8 million. As of March 31, 2000, we had aggregate borrowing outstanding of $1.0 million under the various lines. The lines bear interest at various rates ranging from prime plus 1% to prime plus 3% per annum, and matures at various intervals ending November 30, 2000. The prime rate was 9.0% at March 31, 2000. Certificate of deposit aggregating $1.1 million, receivables and other assets of certain of our subsidiaries secure these lines. We have available borrowings of $0.8 million under the various lines of credit as of March 31, 2000.

     We believe that our available cash will be sufficient to meet our anticipated cash needs to fund our operating losses, working capital and capital expenditures for at least the next twelve months. However, we may need additional capital to fund our operations and our expansion. This financing may involve incurring debt or selling equity securities. We cannot assure you that additional financing will be available to us on commercially reasonable terms or at all. If we incur debt, the risks associated with our business and with owning our common stock should increase. If we raise capital through the sale of equity securities, the percentage ownership of our shareholders would be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to those of our common stock. If we are unable to obtain additional financing, our ability to fund our operations and meet our current plans for expansion could be materially adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has debt subject to interest rate fluctuation during the period covered by this Quarterly Report. The Company has not entered into any hedging transactions or acquired any derivative instruments during the period covered by this Quarterly Report.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time we are a defendant or plaintiff in litigation arising in the ordinary course of our business. To date, other than litigation SmallCaps OnLine Group LLC brought and the subsequent settlement of that action, no litigation has had a material effect on us and, as of the date of this Quarterly Report, we are not a party to any material litigation except as previously disclosed in our Annual Report on Form 10-K filed on March 29, 2000.

     On April 26, 2000, we settled our previously disclosed litigation with our former Chief Executive Officer and a director, Mr. Cameron Chell, various other former employees of and consultants to our company and various other defendants, pursuant to which Mr. Chell may exercise options to acquire 175,000 shares of common stock that were scheduled to vest June 1, 2000, Mr. Chell or his nominee shall pay to us $400,000 in settlement of a related party debt that involved Mr. Chell, and all other claims have been dropped by all parties, who have provided mutual releases, with the claim and counterclaims to be discontinued.

     On May 10, 2000, we filed a Statement of Defense in connection with the previously disclosed lawsuit filed against us by Michael Chan.

ITEM 2. CHANGES IN SECURITIES

1. On January 31, 2000, we issued 1,026,316 shares of common stock to the two selling shareholders of Vertical Software, Inc. d.b.a VSI Technology Solutions. In exchange for the issuances and certain other consideration, we acquired all of the outstanding shares of VSI Technology Solutions. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. Both selling shareholders were accredited investors and certified to us that they complied with Rule 501 of Regulation
   D. These former shareholders of Vertical Software, Inc. certified that they were acquiring the securities as an investment and not with a view to distribution and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

2. On February 3, 2000 we entered into a definitive agreement to acquire all of the outstanding shares of Charon Systems Inc., a foreign entity, from its 14 current shareholders, all of whom are non-US residents or entities. At closing, we intend to issue 1,072,940 shares of common stock as part of the consideration payable to these non-U.S. selling shareholders pursuant to an exemption provided by Rule 903 of Regulation S under the Securities Act Rules. The selling shareholders will be required to certify that they are not U.S. persons, that they are not acquiring the securities for the account or benefit of any U.S. person and that they will not resell the securities in the U.S. for at least one year. When we issue these securities, we intend to appropriately legend the certificates representing these securities to reflect these restrictions and we will retain the right to refuse to register any transfer of these securities not made in accordance with Regulation S.

3. On February 11, 2000 we agreed to, and on March 1, 2000 did issue, warrants to acquire, in the aggregate, up to 3,000,000 shares of common stock to a U.S. entity to settle litigation commenced against us by such entity claiming fees for financial advisory services earned between April 1999 and November 1999. We issued these securities under an exemption provided for Rule 506 of Regulation D under the Securities Act Rules. The party to whom we issued these securities is an "accredited investor" as defined in Rule 501 of Regulation D, acquired the securities as an investment and not with a view to distribution, and has agreed to not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

4. On February 29, 2000, we issued 1,975,170 shares of common stock to the four selling shareholders of MicroLAN Systems, Inc., doing business as Madison Technology Group, Madison Consulting Resources, Inc. and Madison Consulting Resources NJ, Inc. to acquire all of the outstanding shares of such companies. We issued these securities pursuant to an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. All four selling shareholders certified to us that they are "accredited investors" as defined in Rule 501 of Regulation D. All of the former shareholders of these companies also certified that they were acquiring the securities as an investment and not with a view to distribution and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions. The shares were issued under a stock purchase agreement that was entered into prior to the filing of this registration statement and had no conditions to closing for the selling shareholders that were within their control.

5. On February 22, 1999, we granted to two non-U.S. residents, warrants to purchase up to 75,310 shares of common stock. During February 2000, we issued 144,742 shares to these purchasers upon the exercise of their warrants. We issued these securities under an exemption provided by Rule 903 of Regulation S under the Securities Act Rules. We made no directed selling efforts of these securities within the United States. The purchasers of the securities certified that they are not U.S. persons, were not acquiring the securities for the account or benefit of any U.S. person and would not resell the securities in the U.S. for at least one year. The securities issued by us were appropriately legended to reflect these restrictions and we have the right to refuse to register any transfer of these securities not made in accordance with Regulation S.

6. On May 7, 1999, we issued a 10% convertible debenture in the amount of $278,160 and a warrant to purchase up to 44,505 shares of common stock to a non-U.S. entity. We made these issuances in satisfaction of a debt in the amount of $278,160 owed to that entity. On March 30, 2000, this entity elected to convert $200,000 of the principal amount of its convertible debenture plus accrued interest into 189,160 shares of common stock. We issued these securities pursuant to an exemption provided by Rule 903 of Regulation S under the Securities Act Rules. We made no directed selling efforts of these securities within the United States. The purchaser of the securities certified that it is not a U.S. person, was not acquiring the securities for the account or benefit of any U.S. person and would not resell the securities in the U.S. for at least one year. The securities issued by us were appropriately legended to reflect these restrictions and we have the right to refuse to register any transfer of these securities not made in accordance with Regulation S.

7. On October 15, 1999, we issued 9,090,909 shares of common stock and warrants to purchase up to 2,372,727 shares of common stock to various U.S.-based investment funds. In exchange for the issuances, we received total consideration of $50 million. During February 2000, we issued 2,401,041 shares of common stock to such investment funds upon the conversion of these warrants, which gives effect to antidilution since their issuance. Gerard Klauer Mattison & Co., Inc. acted as our placement agent in the offering and received commissions and placement fees equal to $3 million (6% of the gross proceeds of the offering) and agent's warrants which currently allow that firm to acquire 928,551 shares of common stock. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. Each purchaser of these securities certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

8. Between January 1, 2000 and March 31, 2000, we issued an aggregate of 1,768,300 stock options to directors, officers and employees at various exercises prices. We issued these securities under Rule 701 of Regulation E under the Securities Act Rules.

Except as otherwise set forth above, no underwriters were engaged in the sales of securities described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
     2.1  Share Purchase Agreement dated August 4, 1998 between
          FutureLink Distribution Corp., a Colorado corporation,
          Donald A. Bialik, Olivia B. Bialik, Bialik Family Trust,
          Riverview Management Corporation, SysGold Ltd., and
          FutureLink Distribution Corp., an Alberta corporation(1)
     2.2  Targetco Acquisition Agreement dated August 3, 1998 between
          FutureLink Distribution Corp., a Colorado corporation, and
          FutureLink Alberta(1)
     2.3  Amending Agreement to Share Purchase Agreement dated August
          21, 1998 between FutureLink Distribution Corp., a Colorado corporation, Donald A. Bialik, Olivia B. Bialik, Bialik
          Family Trust, Riverview Management Corporation, SysGold
          Ltd., and FutureLink Alberta(3)
     2.4  Agreement and Plan of Reorganization and Merger dated June
          2, 1999 between FutureLink Distribution Corp., FutureLink
          California Acquisition Corp., Executive LAN Management,
          Inc., dba Micro Visions, and the selling shareholders of
          Micro Visions(6)
     2.5  Agreement and Plan of Merger dated August 1, 1999 between
          FutureLink Distribution Corp. and FutureLink California
          Acquisition Corporation, a Delaware corporation(8)
     2.6  Agreement and Plan of Reorganization and Merger dated
          September 7, 1999 between FutureLink Distribution Corp.,
          FutureLink Pleasanton Acquisition Corp., CN Networks, Inc.,
          and the selling shareholders of CN Networks, Inc.(9)
     2.7  Agreement and Plan of Reorganization and Merger dated
          September 7, 1999 between FutureLink Distribution Corp.,
          FutureLink Michigan Acquisition Corp., Async Technologies,
          Inc., and the selling shareholders of Async Technologies,
          Inc.(10)
     2.8  Certificate of Merger dated October 15, 1999 of FutureLink
          Distribution Corp., a Colorado corporation, into FutureLink
          California Acquisition Corp., a Delaware corporation(8)
     2.9  Amending Agreement dated October 15, 1999 to Agreement and
          Plan of Reorganization and Merger between FutureLink Corp.,
          FutureLink California Acquisition Corp., and the selling
          shareholders of Executive LAN Management, Inc.(8)
     2.10 Amending Agreement dated October 29, 1999 to Agreement and
          Plan of Reorganization and Merger, between FutureLink
          Distribution Corp., FutureLink Michigan Acquisition Corp.,
          Async Technologies, Inc., and the selling shareholders of
          Async Technologies, Inc.(10)
     2.11 Amending Agreement dated October 31, 1999 to Agreement and
          Plan of Reorganization and Merger between FutureLink Corp.,
          FutureLink Pleasanton Acquisition Corp., CN Networks, Inc.
          and the selling shareholders of CN Networks, Inc.(9)
     2.12 Amending Agreement dated November 14, 1999 to Agreement and
          Plan of Reorganization and Merger between FutureLink Corp.,
          FutureLink Michigan Acquisition Corp., Async Technologies,
          Inc., and the selling shareholders of Async Technologies,
          Inc.(10)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
     2.13 Agreement for the Sale and Purchase of the Entire Issued
          Share Capital of KNS Holdings Limited dated November 15,
          1999 between FutureLink Corp. and the selling shareholders of KNS Holdings Limited(11)
     2.14 Amending Agreement dated November 26, 1999 to Agreement and
          Plan of Reorganization and Merger between FutureLink Corp.,
          FutureLink Michigan Acquisition Corp., Async Technologies,
          Inc., and the selling shareholders of Async Technologies,
          Inc.(10)
     2.15 Supplemental Agreement dated December 20, 1999 to Agreement for Sale and Purchase of the Entire Issued Share Capital of
          KNS Holdings Limited, between FutureLink Corp. and the
          selling shareholders of KNS Holdings Limited(11)
     2.16 The Agreement and Plan of Reorganization and Merger dated
          December 2, 1999 by and among FutureLink Corp., FutureLink
          Maryland Acquisition Corp., Vertical Software, Inc., Curtis
          Eshelman and James C. Harvey(13)
     2.17 The Agreement and Plan of Reorganization and Merger dated
          February 1, 2000 by and among FutureLink Corp., FutureLink
          Delaware Acquisition Corp., MicroLAN Systems Inc., Madison
          Consulting Resources Inc., Madison Consulting Resources (NJ)
          Inc., Ira Silverman, Richard Silverman, Adam Silverman and
          Adam Fox(14)
     3.1  Certificate of Incorporation of FutureLink Corp.(8)
     3.2  Bylaws of FutureLink Corp.(8)
    10.1  Stock Option Plan dated June 29, 1998(1)
    10.2  First Amendment to Second Amended and Restated Stock Option
          Plan dated December 10, 1999, as amended(12)
    10.3  Agency Agreement dated April 14, 1999 between FutureLink
          Distribution Corp. and Commonwealth(5)
    10.4  Letter Agreement dated December 6, 1999 between FutureLink
          Distribution Corp. and Thomson Kernaghan & Co. Limited(12)
    10.5  Advisory Agreement dated May 1, 1999 between FutureLink
          Distribution Corp. and Commonwealth Associates, L.P.(5)
    10.6  Agency Agreement dated July 1, 1999 between FutureLink
          Distribution Corp. and Commonwealth Associates, L.P.(7)
    10.7  Loan Agreement dated August 1, 1999 between FutureLink Corp.
          and Vincent L. Romano(7)
    10.8  Securities Purchase Agreement dated October 15, 1999 between
          FutureLink Corp., Pequot Private Equity Investment Fund II,
          L.P. and certain other investors(8)
    10.9  Amended and Restated Registration Rights Agreement dated
          April 28, 2000 between FutureLink Corp., Pequot Private
          Investment Fund II, L.P., and certain other investors
          (blacklined to the Registration Rights Agreement dated
          October 15, 1999 between the parties which was filed as an
          Exhibit to the Registration Statement on Form SB-2 filed on
          February 11, 2000)(16)
    10.10 Securities Purchase Agreement dated April 28, 2000 between
          FutureLink Corp., Pequot Private Equity Investment Fund II,
          L.P. and Pequot Endowment Fund, L.P.(16)
    10.11 Form of Warrant to Purchase Shares of Common Stock(16)
    10.12 Registration Rights Agreement dated December 6, 1999 between
          FutureLink Corp. and CPQ Holdings, Inc.(12)
    10.13 Securities Purchase Agreement dated December 6, 1999 between
          FutureLink Corp. and CPQ Holdings, Inc.(12)
    10.14 Employment Agreement dated June 1, 1999 between Philip R.
          Ladouceur and FutureLink Distribution Corp.(12)(17)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
    10.15 Employment Agreement dated September 30, 1999 between Glenn
          C. Holmes and FutureLink Corp.(12)
    10.16 Employment Agreement dated August 1, 1999 between Vincent L.
          Romano and FutureLink Corp.(12)
    10.17 Client/Agency Agreement dated August 7, 1999 between Sicola,
          Martin, Koons & Frank, Inc. and FutureLink Distribution
          Corp., as revised(12)
    10.18 Master Loan and Security Agreement dated November 3, 1999 between Transamerica Business Credit Corporation, FutureLink
          Corp. and FutureLink Micro Visions Corp.(12)
    10.19 Security Agreement dated November 3, 1999 between
          Transamerica Business Credit Corporation and FutureLink
          Distribution Corp.(12)
    10.20 Master Lease and Financing Agreement dated November 15, 1999 between Compaq Financial Services and FutureLink Corp.(12)
    10.21 Master Lease Agreement dated December 16, 1999 between
          EMC(2) and FutureLink Corp.(12)
    10.22 Revised Offer to Lease dated March 24, 1998 between Bow
          Valley Square Management Ltd. and SysGold, Ltd., as amended, for 250 6th Avenue, Calgary(1)
    10.23 Lease Agreement dated September 23, 1999 between Kilroy
          Realty, L.P., Kilroy Realty Corporation, and FutureLink
          Distribution Corporation for 220 Technology Drive, Irvine
          and assignment of Lease Agreement dated October 15, 1999(12)
    10.24 Microsoft Certified Solution Provider Agreement dated
          January 28, 2000 between Microsoft Corporation and
          FutureLink Corp.(15)(18)
    10.25 Microsoft Application Services Agreement dated December 23,
          1999 between Microsoft Corporation and FutureLink
          Corp.(12)(18)
    10.26 Final Invoice/Enrollment Contract (MSCP) dated April 28,
          1998 between Microsoft Corporation and FutureLink Corp.(1)
    10.27 Direct Commercial Service License Agreement dated May 21,
          1999 between Microsoft Corporation and FutureLink
          Distribution Corp.(12)(18)
    10.28 Service Agreement dated June 1, 1998 between Willson
          Stationers Ltd. and FutureLink Alberta(1)
    10.29 Solution Provider Contract dated July 27, 1998 between IBM
          Canada Ltd. and FutureLink/ SysGold Ltd.(1)
    10.30 Hosting Services Distributor Agreement (version 4) dated
          November 12, 1998 between Onyx Software Corp. and FutureLink
          Distribution Corp.(12)
    10.31 Onyx Software License Agreement dated August 5, 1998 between
          Onyx Software Corp. and FutureLink Distribution Corp.(12)
    10.32 Alliance Partner Agreement dated October 26, 1998 between
          Great Plains Software and FutureLink Distribution Corp.(12)
    10.33 Citrix Solutions Network Gold Renewal Membership Agreement
          dated July 16, 1999 between Citrix Systems, Inc. and
          FutureLink Distribution Corp.(12)(18)
    10.34 Citrix Solutions Network Platinum Renewal Membership
          Agreement dated April 20, 1999 between Citrix Systems, Inc.
          and Async Technologies, Inc.(12)(18)
    10.35 Information Systems Services Agreement dated January 19,
          1999 between FutureLink Alberta and Numac Energy, Inc.(12)
    10.36 Information Systems Services Agreement dated July 1, 1999 between Canadian Natural Resources, Ltd. and FutureLink
          Alberta(12)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
    10.37 Alliance Partner Agreement dated February 12, 1999 between
          FutureLink Alberta and JAWS Technologies, Inc.(1)
    10.38 Master Consulting Agreement dated December 1, 1998 between
          Ameriquest Mortgage Company and Micro Visions(12)
    10.39 Internet Data Center Services Agreement dated May 7, 1999 between Exodus Communications, Inc. and Executive LAN
          Management, Inc.(12)
    10.40 Form of EMC(2) Corporation Software License Agreement(12)
    21.0  List of Subsidiaries(16)
    27.0* Financial Data Schedule

-------------------------
  *  To be filed herewith.

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

 (9) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed November 23, 1999.

(10) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed December 8, 1999.

(11) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed January 6, 2000.

(12) Included as an Exhibit to FutureLink's registration statement on Form SB-2 filed February 11, 2000.

(13) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed February 14, 2000.

(14) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed March 15, 2000.

(15) Included as an Exhibit to FutureLink's First Amendment to Registration Statement on Form SB-2 filed April 14, 2000.

(16) Included as an Exhibit to FutureLink's Second Amendment to Registration on Form SB-2 filed May 3, 2000.

(17) We entered into an employment agreement with Raghu Kilambi on June 1, 1999, which we amended on October 8, 1999 that is substantially identical in all material respects to our employment agreement with Mr. Ladouceur, except as to salary and bonus provisions. Mr. Kilambi's base salary is $180,000 per year and he is entitled to receive a performance bonus of up to $180,000.

(18) Some of our subsidiaries are parties to agreements with the same party that are substantially identical in all material respects.

(b) REPORTS ON FORM 8-K IN LAST FISCAL QUARTER.

     (1) On January 6, 2000, we filed a Current Report on Form 8-K reporting our completion of the previously announced acquisition of UK-based KNS Holdings Limited (doing business as KNS Distribution). We filed as Exhibits to the Current Report on Form 8-K, audited combined financial statements for KNS Holdings Limited as at February 28, 1999 and for the years ended February 28, 1998 and 1999, and unaudited financial statements for KNS Holdings Limited as at September 30, 1999 and for the seven months ended September 30, 1999.

     (2) On February 9, 2000, we filed a Current Report on Form 8-K reporting
         (i) our agreement to acquire MicroLAN Systems, Inc. (doing business as Madison Technology Group of New York), Madison Consulting Resources, Inc. and Madison Consulting Resources of New Jersey, and (ii) our agreement to acquire all of the issued and outstanding shares of Toronto, Ontario based Charon Systems Inc.

     (3) On February 14, 2000, we filed a Current Report on Form 8-K reporting
         (i) our completion of the previously announced acquisition of Maryland based Vertical Software, Inc., and (ii) our completion of the previously announced acquisition of KNS Holdings Limited (doing business as KNS Distribution).

     (4) On March 8, 2000, we filed a Current Report on Form 8-K reporting (i) the exercise by funds managed by JDS Capital Management, Inc., of warrants to purchase 722,902 shares of our common stock, and (ii) the exercise by funds managed by Pequot Capital Management, Inc., of warrants to purchase 1,678,139 shares of our common stock.

     (5) On March 15, 2000, we filed a Current Report on Form 8-K reporting our completion of the previously announced acquisition of privately-held MicroLAN Systems, Inc. (doing business as Madison Technology Group of New York), Madison Consulting Resources, Inc. and Madison Consulting Resources NJ, Inc. We filed as Exhibits to the Current Report on Form 8-K, audited financial statements for each of the three companies for the years ended December 31, 1999 and 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FUTURELINK CORP.

Date: May 15, 2000                                                By: /s/ R. KILAMBI
                                                   -------------------------------------------------
                                                                    Raghu Kilambi,
                                                              Executive Vice-President &
                                                                Chief Financial Officer

Date: May 15, 2000                                                By: /s/ K.B. SCOTT
                                                   -------------------------------------------------
                                                                   Kyle B.A. Scott,
                                                              Vice-President & Secretary

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
     2.1  Share Purchase Agreement dated August 4, 1998 between
          FutureLink Distribution Corp., a Colorado corporation,
          Donald A. Bialik, Olivia B. Bialik, Bialik Family Trust,
          Riverview Management Corporation, SysGold Ltd., and
          FutureLink Distribution Corp., an Alberta corporation(1)
     2.2  Targetco Acquisition Agreement dated August 3, 1998 between
          FutureLink Distribution Corp., a Colorado corporation, and
          FutureLink Alberta(1)
     2.3  Amending Agreement to Share Purchase Agreement dated August
          21, 1998 between FutureLink Distribution Corp., a Colorado corporation, Donald A. Bialik, Olivia B. Bialik, Bialik
          Family Trust, Riverview Management Corporation, SysGold
          Ltd., and FutureLink Alberta(3)
     2.4  Agreement and Plan of Reorganization and Merger dated June
          2, 1999 between FutureLink Distribution Corp., FutureLink
          California Acquisition Corp., Executive LAN Management,
          Inc., dba Micro Visions, and the selling shareholders of
          Micro Visions(6)
     2.5  Agreement and Plan of Merger dated August 1, 1999 between
          FutureLink Distribution Corp. and FutureLink California
          Acquisition Corporation, a Delaware corporation(8)
     2.6  Agreement and Plan of Reorganization and Merger dated
          September 7, 1999 between FutureLink Distribution Corp.,
          FutureLink Pleasanton Acquisition Corp., CN Networks, Inc.,
          and the selling shareholders of CN Networks, Inc.(9)
     2.7  Agreement and Plan of Reorganization and Merger dated
          September 7, 1999 between FutureLink Distribution Corp.,
          FutureLink Michigan Acquisition Corp., Async Technologies,
          Inc., and the selling shareholders of Async Technologies,
          Inc.(10)
     2.8  Certificate of Merger dated October 15, 1999 of FutureLink
          Distribution Corp., a Colorado corporation, into FutureLink
          California Acquisition Corp., a Delaware corporation(8)
     2.9  Amending Agreement dated October 15, 1999 to Agreement and
          Plan of Reorganization and Merger between FutureLink Corp.,
          FutureLink California Acquisition Corp., and the selling
          shareholders of Executive LAN Management, Inc.(8)
     2.10 Amending Agreement dated October 29, 1999 to Agreement and
          Plan of Reorganization and Merger, between FutureLink
          Distribution Corp., FutureLink Michigan Acquisition Corp.,
          Async Technologies, Inc., and the selling shareholders of
          Async Technologies, Inc.(10)
     2.11 Amending Agreement dated October 31, 1999 to Agreement and
          Plan of Reorganization and Merger between FutureLink Corp.,
          FutureLink Pleasanton Acquisition Corp., CN Networks, Inc.
          and the selling shareholders of CN Networks, Inc.(9)
     2.12 Amending Agreement dated November 14, 1999 to Agreement and
          Plan of Reorganization and Merger between FutureLink Corp.,
          FutureLink Michigan Acquisition Corp., Async Technologies,
          Inc., and the selling shareholders of Async Technologies,
          Inc.(10)
     2.13 Agreement for the Sale and Purchase of the Entire Issued
          Share Capital of KNS Holdings Limited dated November 15,
          1999 between FutureLink Corp. and the selling shareholders of KNS Holdings Limited(11)
     2.14 Amending Agreement dated November 26, 1999 to Agreement and
          Plan of Reorganization and Merger between FutureLink Corp.,
          FutureLink Michigan Acquisition Corp., Async Technologies,
          Inc., and the selling shareholders of Async Technologies,
          Inc.(10)
     2.15 Supplemental Agreement dated December 20, 1999 to Agreement for Sale and Purchase of the Entire Issued Share Capital of
          KNS Holdings Limited, between FutureLink Corp. and the
          selling shareholders of KNS Holdings Limited(11)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
     2.16 The Agreement and Plan of Reorganization and Merger dated
          December 2, 1999 by and among FutureLink Corp., FutureLink
          Maryland Acquisition Corp., Vertical Software, Inc., Curtis
          Eshelman and James C. Harvey(13)
     2.17 The Agreement and Plan of Reorganization and Merger dated
          February 1, 2000 by and among FutureLink Corp., FutureLink
          Delaware Acquisition Corp., MicroLAN Systems Inc., Madison
          Consulting Resources Inc., Madison Consulting Resources (NJ)
          Inc., Ira Silverman, Richard Silverman, Adam Silverman and
          Adam Fox(14)
     3.1  Certificate of Incorporation of FutureLink Corp.(8)
     3.2  Bylaws of FutureLink Corp.(8)
    10.1  Stock Option Plan dated June 29, 1998(1)
    10.2  First Amendment to Second Amended and Restated Stock Option
          Plan dated December 10, 1999, as amended(12)
    10.3  Agency Agreement dated April 14, 1999 between FutureLink
          Distribution Corp. and Commonwealth(5)
    10.4  Letter Agreement dated December 6, 1999 between FutureLink
          Distribution Corp. and Thomson Kernaghan & Co. Limited(12)
    10.5  Advisory Agreement dated May 1, 1999 between FutureLink
          Distribution Corp. and Commonwealth Associates, L.P.(5)
    10.6  Agency Agreement dated July 1, 1999 between FutureLink
          Distribution Corp. and Commonwealth Associates, L.P.(7)
    10.7  Loan Agreement dated August 1, 1999 between FutureLink Corp.
          and Vincent L. Romano(7)
    10.8  Securities Purchase Agreement dated October 15, 1999 between
          FutureLink Corp., Pequot Private Equity Investment Fund II,
          L.P. and certain other investors(8)
    10.9  Amended and Restated Registration Rights Agreement dated
          April 28, 2000 between FutureLink Corp., Pequot Private
          Investment Fund II, L.P., and certain other investors
          (blacklined to the Registration Rights Agreement dated
          October 15, 1999 between the parties which was filed as an
          Exhibit to the Registration Statement on Form SB-2 filed on
          February 11, 2000)(16)
    10.10 Securities Purchase Agreement dated April 28, 2000 between
          FutureLink Corp., Pequot Private Equity Investment Fund II,
          L.P. and Pequot Endowment Fund, L.P.(16)
    10.11 Form of Warrant to Purchase Shares of Common Stock(16)
    10.12 Registration Rights Agreement dated December 6, 1999 between
          FutureLink Corp. and CPQ Holdings, Inc.(12)
    10.13 Securities Purchase Agreement dated December 6, 1999 between
          FutureLink Corp. and CPQ Holdings, Inc.(12)
    10.14 Employment Agreement dated June 1, 1999 between Philip R.
          Ladouceur and FutureLink Distribution Corp.(12)(17)
    10.15 Employment Agreement dated September 30, 1999 between Glenn
          C. Holmes and FutureLink Corp.(12)
    10.16 Employment Agreement dated August 1, 1999 between Vincent L.
          Romano and FutureLink Corp.(12)
    10.17 Client/Agency Agreement dated August 7, 1999 between Sicola,
          Martin, Koons & Frank, Inc. and FutureLink Distribution
          Corp., as revised(12)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
    10.18 Master Loan and Security Agreement dated November 3, 1999 between Transamerica Business Credit Corporation, FutureLink
          Corp. and FutureLink Micro Visions Corp.(12)
    10.19 Security Agreement dated November 3, 1999 between
          Transamerica Business Credit Corporation and FutureLink
          Distribution Corp.(12)
    10.20 Master Lease and Financing Agreement dated November 15, 1999 between Compaq Financial Services and FutureLink Corp.(12)
    10.21 Master Lease Agreement dated December 16, 1999 between
          EMC(2) and FutureLink Corp.(12)
    10.22 Revised Offer to Lease dated March 24, 1998 between Bow
          Valley Square Management Ltd. and SysGold, Ltd., as amended, for 250 6th Avenue, Calgary(1)
    10.23 Lease Agreement dated September 23, 1999 between Kilroy
          Realty, L.P., Kilroy Realty Corporation, and FutureLink
          Distribution Corporation for 220 Technology Drive, Irvine
          and assignment of Lease Agreement dated October 15, 1999(12)
    10.24 Microsoft Certified Solution Provider Agreement dated
          January 28, 2000 between Microsoft Corporation and
          FutureLink Corp.(15)(18)
    10.25 Microsoft Application Services Agreement dated December 23,
          1999 between Microsoft Corporation and FutureLink
          Corp.(12)(18)
    10.26 Final Invoice/Enrollment Contract (MSCP) dated April 28,
          1998 between Microsoft Corporation and FutureLink Corp.(1)
    10.27 Direct Commercial Service License Agreement dated May 21,
          1999 between Microsoft Corporation and FutureLink
          Distribution Corp.(12)(18)
    10.28 Service Agreement dated June 1, 1998 between Willson
          Stationers Ltd. and FutureLink Alberta(1)
    10.29 Solution Provider Contract dated July 27, 1998 between IBM
          Canada Ltd. and FutureLink/ SysGold Ltd.(1)
    10.30 Hosting Services Distributor Agreement (version 4) dated
          November 12, 1998 between Onyx Software Corp. and FutureLink
          Distribution Corp.(12)
    10.31 Onyx Software License Agreement dated August 5, 1998 between
          Onyx Software Corp. and FutureLink Distribution Corp.(12)
    10.32 Alliance Partner Agreement dated October 26, 1998 between
          Great Plains Software and FutureLink Distribution Corp.(12)
    10.33 Citrix Solutions Network Gold Renewal Membership Agreement
          dated July 16, 1999 between Citrix Systems, Inc. and
          FutureLink Distribution Corp.(12)(18)
    10.34 Citrix Solutions Network Platinum Renewal Membership
          Agreement dated April 20, 1999 between Citrix Systems, Inc.
          and Async Technologies, Inc.(12)(18)
    10.35 Information Systems Services Agreement dated January 19,
          1999 between FutureLink Alberta and Numac Energy, Inc.(12)
    10.36 Information Systems Services Agreement dated July 1, 1999 between Canadian Natural Resources, Ltd. and FutureLink
          Alberta(12)
    10.37 Alliance Partner Agreement dated February 12, 1999 between
          FutureLink Alberta and JAWS Technologies, Inc.(1)
    10.38 Master Consulting Agreement dated December 1, 1998 between
          Ameriquest Mortgage Company and Micro Visions(12)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
    10.39 Internet Data Center Services Agreement dated May 7, 1999 between Exodus Communications, Inc. and Executive LAN
          Management, Inc.(12)
    10.40 Form of EMC(2) Corporation Software License Agreement(12)
    21.0  List of Subsidiaries(16)
    27.0* Financial Data Schedule

-------------------------
  *  To be filed herewith.

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

 (9) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed November 23, 1999.

(10) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed December 8, 1999.

(11) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed January 6, 2000.

(12) Included as an Exhibit to FutureLink's registration statement on Form SB-2 filed February 11, 2000.

(13) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed February 14, 2000.

(14) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed March 15, 2000.

(15) Included as an Exhibit to FutureLink's First Amendment to Registration Statement on Form SB-2 filed April 14, 2000.

(16) Included as an Exhibit to FutureLink's Second Amendment to Registration on Form SB-2 filed May 3, 2000.

(17) We entered into an employment agreement with Raghu Kilambi on June 1, 1999, which we amended on October 8, 1999 that is substantially identical in all material respects to our employment agreement with Mr. Ladouceur, except as to salary and bonus provisions. Mr. Kilambi's base salary is $180,000 per year and he is entitled to receive a performance bonus of up to $180,000.

(18) Some of our subsidiaries are parties to agreements with the same party that are substantially identical in all material respects.