Form 10KSB/A
period 1999-12-31
FUTURELINK CORP
filed 2000-05-31
CIK 1061399

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                 FORM 10-KSB/A


             AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FUTURELINK CORP.


                                 FORM 10-KSB/A

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                     INDEX


                                                                        PAGE
                                                                        ----
PART I

Item 1.   Description of Business.....................................    1
Item 2.   Description of Property.....................................   16
Item 3.   Legal Proceedings...........................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   18

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters....   19
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   24
Item 7.   Financial Statements........................................   30
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   30

PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.........................................................   31
Item 10.  Executive Compensation......................................   36
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   41
Item 12.  Certain Relationships and Related Transactions..............   42
Item 13.  Exhibits and Reports on Form 8-K............................   44
Signatures............................................................   49

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


OUR MARKET OPPORTUNITY



     Both the ASP and the server-based computing markets are growing. According to Forrester Research, Inc., the size of the ASP market in 1999 was less than $1.0 billion. Forrester Research, Inc. projects this market to grow to over $11.0 billion in 2003 and that 22% of all U.S.-based application revenue will flow through ASPs' such as us. In 1999, server-based computing accounted for substantially all of our revenues. Our business strategy is to leverage our server-based computing business to grow our ASP business into a larger portion of our business.



     We believe the growth of the server-based computing and ASP services markets is being driven by the following factors:



     - Software Complexity. Software applications are increasingly more complex and need to be continually upgraded, integrated and supported. This is beyond the expertise of many companies.



     - Shortage of Information Technology Professionals. According to International Data Corporation, by 2002 there will be a shortage of 850,000 information technology professionals in the United States and an even greater shortage of one million information technology personnel in Europe. Companies are finding it increasingly more difficult and expensive to maintain their information technology departments.



     - Telecommunication Costs Have Been Declining. The greater availability of telecommunications capacity and declining costs over the last several years have made the use of centralized computing more economical to businesses.



     - Increasing Demand for Remote and Shared Access to Software
       Applications. Many companies require that their employees be able to access software applications both from their desktops and from locations away from their offices. These companies are using server-based computing and ASP solutions to meet these requirements.


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


     - Flexibility. We are not committed to any particular software package or linked to any single software manufacturer. Instead, we seek to deliver software applications best suited for our customers. We can accommodate virtually any software application. Our customers have the flexibility to host some or all of their software applications on our servers.


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


     Our experience in delivering a variety of software applications to our server-based computing customers gives us the expertise to host such software applications for our ASP customers. Among the software applications already offered for delivery as part of our ASP services are the following:


    SOFTWARE APPLICATION
          PROVIDER                        PRODUCT                    TYPE OF SOFTWARE APPLICATION
    --------------------                  -------                    ----------------------------
Microsoft                     Office 2000,                     Office productivity software, including
                              Exchange Project,                  word processing, e-mail, project
                              SQL, Visio                         management, data base and charting
Corel                         WordPerfect, QuattroPro, Corel   Word processing, spreadsheet, graphics
                              Draw                               and other office productivity tools
Great Plains                  Dynamics, e Enterprise           Integrated accounting software
Onyx                          Customer Center 5.0              Customer relationship management
Pivotal                       eRelationship 2                  Customer relationship management
SalesLogix                    4.0                              Integrated customer contact management
Epicor                        Clientelle                       Integrated accounting software, customer
                              Era                                relationship management, manufacturing
                              Vantage                            and resource planning

KEY RELATIONSHIPS

     In implementing our growth strategy, we have developed important commercial relationships with the following:


     CITRIX. Citrix Systems, Inc. provides technology that enables users to access software applications from virtually any computing device, including desktops, mobile computers, network computers, terminals, information appliances, palmtops or other devices, across virtually any network. Citrix provides what we believe is the most advanced technology for delivering software applications to remote users as well as the most scalable and flexible tools for server-based computing. Citrix's software is designed to work within a Microsoft's Windows NT-compatible server environment, allowing virtually any computer terminal to access standard Windows applications running on the server. We are the largest integrator of server-based computing solutions using Citrix technology in North America.


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

SALES AND MARKETING


     We offer our services through our direct sales force, the sales forces of software application providers, and independent software distributors and application integrators. We are initially targeting our ASP services to small- to medium-sized businesses, which we believe represent a strong market opportunity, and market these services through our independent software distribution sales channel. We plan to expand our marketing to larger businesses in the future. We currently have strategic relationships with over 10 software application providers and over 60 independent resellers, software distributors and applications integrators. Our direct sales force consists of over 70 professionals, who are focused on offering our server-based computing services and ASP services to existing and new customers in the small- and medium-sized business markets. In 1999, we allocated $1.5 million for our advertising and promotional strategies. In 2000, we currently plan to increase this amount to approximately $8 million to build our brand name and create market awareness. As part of our efforts to continue end user and channel education about the ASP concept, we will be initiating a $2.0 million print advertising campaign in the United States and Canada in several major business publications (Business Week, The Wall Street Journal, Wired Magazine, Industry Standard and others) targeting chief executive officers, chief technology officers, chief information officers and chief financial officers. This campaign will extend from June to December of this year. Our strategy is to educate our channel sales partners while simultaneously generating end user demand. To service that demand effectively, we are investing in building a call center and lead management process. We are also developing new ASP and server-based computing sales tools for both out direct sales force and our channel sales partners to support them throughout the sales process, as well as allocating over $1.0 million to our continued participation in end user and channel-focused tradeshows. We will continue our strategy to develop our channel sales through cooperative seminars and events with out independent software vendor and channel sales partners. We are leveraging our relationships with brand name partners such as Microsoft, Citrix and Compaq as well as our independent software vendor partners in co-marketing arrangements to extend the reach and effectiveness of our marketing efforts.


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

     We operate state-of-the-art data centers in Irvine, California, Calgary, Canada and Newbury, United Kingdom from which we deliver our ASP services. Each facility features separate, back-up network and power connections, cooling systems and on-site back-up diesel generators to ensure continuous power supply. We employ several security measures including:


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


     We have applied for federal trademark or service mark registration of the names "FutureLink," "Flink," "FutureServe," "Wide Area Thin Client Hook-up," "W.A.T.C.H.," "Your Way Ahead," "The World's First Computer Utility Company," "ApplicationPortal," "The Computer Utility Company," "Computer Utility" and "The Application Utility Company" for our various logos in the United States, Canada and the United Kingdom. In addition, we may seek further trademarks and may in the future take other steps, such as seeking copyrights or patents on some of our intellectual property. We are aware of other companies using the "FutureLink" name, and are in the process of investigating the rights, if any, others may have in the name. If any such company engaged in businesses in our industry can establish prior use to such name and damages caused by our use of the name, we may incur liability and be forced to cease using the name.



     Our efforts to protect our intellectual property may not be adequate. We may need to commence lawsuits from time to time to protect our intellectual property.


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


     We have experienced net losses and negative cash flows since we began implementing our current business plan. We expect that the ongoing implementation of our current business plan will increase our net losses and our negative cash flows used in operating and investing activities for the foreseeable future as we invest in personnel, technology and other assets to support our expected growth. In addition, our business plan includes expansion through acquisitions. These acquisitions are likely to increase our cash needs. As of December 31, 1999, we had $186.9 million in goodwill which we must amortize over the next five years as a result of our acquisitions. We may not be able to operate profitably in the future or generate positive cash flows. If we cannot operate profitably or generate positive cash flows, we may be unable to continue to operate our business.


THE GROWTH IN DEMAND FOR OUR ASP SERVICES IS HIGHLY UNCERTAIN. THE ASP MARKET MAY NOT DEVELOP AS WE ANTICIPATE AND, ACCORDINGLY, WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS OR OPERATE IT PROFITABLY.

     The market for ASP services has only recently begun to develop and is evolving rapidly. Future demand for these services is highly uncertain. We believe that many of our potential customers are not fully aware of the benefits of ASP services. We must educate potential customers regarding these benefits and convince them of our ability to provide complete and reliable services. The market for ASP services may never become viable or grow further. If the market for our ASP services does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results would be materially adversely affected.


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


     When auditing our consolidated financial statements for the year ended December 31, 1999, our independent auditors reported to us conditions they believed to be material weaknesses in our system of internal accounting and financial controls related to the financial statement close process and the reconciliation and analysis of general ledger account balances. In response to this report, in early 2000 we hired a new vice president controller, financial reporting manager, assistant controller, and additional subsidiary accounting personnel. We have begun to identify measures to improve our system of internal controls, implement more rigorous internal accounting policies, procedures and controls, and conduct accounting systems training. However, these measures may not be successful in correcting the noted deficiencies and we may experience similar or other deficiencies in the future as we continue to further expand our operations. If we are unable to establish and maintain effective internal accounting and financial controls, we will not be able to timely and accurately account for and monitor the operations of our business and we therefore may not be able to properly execute our business plan, which could materially adversely affect our business, results of operations and financial condition.



WE ARE INVOLVED AND MAY BECOME INVOLVED IN LEGAL PROCEEDINGS WITH FORMER EMPLOYEES, CONSULTANTS AND SERVICE PROVIDERS WHICH, IF DETERMINED AGAINST US, COULD CAUSE US TO ISSUE A SIGNIFICANT AMOUNT OF OUR SHARES OF COMMON STOCK AND PAY A SIGNIFICANT AMOUNT OF DAMAGES. THE ISSUANCE OF A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK ESPECIALLY IF AT A LARGE DISCOUNT TO THE THEN CURRENT MARKET PRICE, WILL DILUTE OUR STOCKHOLDERS AND THE PAYMENT OF SIGNIFICANT DAMAGES WILL MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND THEREFORE OUR ABILITY TO ACHIEVE OUR BUSINESS PLAN.



     We are party to two lawsuits from individuals. In one case, the plaintiff was employed by us, and in another case, the plaintiff provided managerial services on a contractual basis to us. These persons seek damages of more than $2.0 million which includes approximately 50,000 stock options and monetary damages. We are currently aware of other former employees, consultants and service providers who may make claims against us relating to the payment for past services that represent, in the aggregate, $1.5 million in damages which includes approximately 95,000 stock options and monetary damages.



     In the past, we have entered into contracts with third parties in the normal course of business and with advisors and consultants based on business plans that we are no longer pursuing. We believe that those contracts are no longer effective. However, it is possible that the other parties to those contracts could claim that we did not fulfill our obligations under the contracts. If a court found that we are obligated under any of those contracts we could be liable for an undeterminable amount of compensation.

     Our stockholders may suffer material dilution if a material number of options or other securities are awarded. If awarded, the options or securities may have a strike price that is at a significant discount to the current market price. All of these litigations are likely to be expensive for us. If such suits are determined against us and a court awards a material amount of cash damages, our business, results of operations and financial condition will be materially adversely affected. In addition, any such litigation could divert management's attention and resources.



PERSONS FORMERLY ASSOCIATED WITH OUR BUSINESS MAY HAVE ENGAGED IN UNLAWFUL ACTIVITIES DESIGNED TO MANIPULATE OUR STOCK. WE MAY BE SUBJECT TO CRIMINAL AND CIVIL SANCTIONS, FINES AND PENALTIES BECAUSE OF THEIR ACTIONS. IF WE ARE FOUND TO HAVE LIABILITY RELATING TO THE ACTIVITIES OF THESE PERSONS, WE MAY HAVE TO PAY SIGNIFICANT MONETARY FINES AND PENALTIES AND WE COULD BE SUBJECT TO MATERIAL SANCTIONS THAT WOULD BOTH MATERIALLY ADVERSELY AFFECT OUR STOCK AND OUR ABILITY TO OPERATE OUR BUSINESS.



     In the past, persons formerly associated with us, which may include some of our former officers and directors, may have engaged in activities as part of an effort to profit from unlawful trading activity in our stock. As a result, we may be subject to civil or criminal actions, fines or penalties. If any proceedings are commenced against us, we will need to spend significant money and management time in our defense. If a court determined that we participated in these activities, we could be liable for damages or penalties that would have a material adverse effect on our financial condition.



WE HAVE GROWN AND PLAN TO CONTINUE TO GROW, IN PART, THROUGH THE ACQUISITION OF OTHER COMPANIES. HOWEVER, WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE THE COMPLETED AND PENDING ACQUISITIONS OR IDENTIFY, ACQUIRE AND SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS INTO OUR OWN OPERATIONS, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR GROWTH AND OUR OPERATING RESULTS.



     We have made a number of significant acquisitions within the last six months. These acquisitions have increased our revenue from $2.4 million for the year ended December 31, 1998 to $13.6 million for the year ended December 31, 1999. We have not yet fully integrated any of these companies. We may not be able to successfully integrate these acquisitions into our business. Our failure to acquire suitable companies or to successfully integrate any acquired companies into our operations could have a material adverse effect upon our business, operating results and financial condition.



OUR INDUSTRY IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGY WITH CONTINUOUS IMPROVEMENTS IN BOTH COMPUTER HARDWARE AND SOFTWARE. IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY, WE WILL NOT BE ABLE TO EFFECTIVELY SELL OUR SERVICES AND OUR SALES WILL MATERIALLY DECLINE.



     We must continually buy new computer hardware and license new computer software systems to effectively compete in our industry. In addition, our software delivery applications must be able to support changes in the underlying software applications that are delivered to our customers. The rapid development of new technologies increases the risk that current or new competitors could develop products or services that would reduce the competitiveness of our products or services. We rely on software providers to produce software applications that keep pace with our customers' demands.



     We may not successfully develop or adopt new technologies, introduce new services or enhance our existing services on a timely basis and new technologies, new services or enhancements we use or develop may never achieve market acceptance. If we fail to address these developments, we will lose sales to our competitors and our business, operating results and financial condition will be materially adversely affected.

OUR CURRENT DATA CENTERS ARE LOCATED IN ONLY THREE LOCATIONS, IRVINE, CALIFORNIA, CALGARY, CANADA, AND NEWBURY, UNITED KINGDOM, WHICH LEAVES US VULNERABLE TO DISRUPTIONS THAT AFFECT OUR DATA CENTERS. IF OUR DATA CENTERS ARE DISRUPTED, WE COULD LOSE OUR CUSTOMERS AND FAIL TO ATTRACT NEW CUSTOMERS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.



     Our ASP business strategy depends on the consistent performance of our three data centers located in Irvine, California, Calgary, Canada and Newbury, United Kingdom. We offer back-up storage of data for customers in the United States and Canada that elect this service, but do not yet offer this service for European customers. We plan to develop additional data centers in the eastern United States and in Europe. However, our current data centers are vulnerable to interruption from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. If a data center is damaged, a customer storing its data on that data center may lose its data if it is not backed up. If our Irvine or Calgary data center were damaged, the loss of data may affect a significant portion of our customers. We have experienced periodic systems disruptions in the past and anticipate that such disruptions will occur in the future. In the event that we experience significant disruptions that affect our data centers, we could lose customers and fail to attract new customers, and our business, results of operations and financial condition would be materially adversely affected.



WE RELY ON SOFTWARE AND SOFTWARE SYSTEMS INTEGRATION COMPANIES TO REFER MANY OF OUR CLIENTS TO US. ANY FAILURE BY THESE THIRD PARTIES TO PROVIDE US WITH THESE REFERRALS WILL CAUSE OUR SALES TO MATERIALLY DECLINE.



     We rely on referrals from software application and technology integrators for a portion of our business. These software application and software integrators refer their customers to us because we can provide an array of services which complement the products and services they offer. However, these software application and software integrators may stop or substantially diminish referring business to us or they may decide to cooperate with our competitors and thereby adversely impact or eliminate the amount of referrals made to us. If these third-party referrals cease or materially decline, our sales will materially decline and our business, results of operations and financial condition will be materially adversely affected.


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

     We depend on third-party suppliers to provide us with key hardware components and software applications for our infrastructure and with sufficient communications lines to allow our customers to access their software applications. Some components or applications are only available from limited sources. Citrix Systems, Inc. and Microsoft Corporation are our key suppliers of software that we utilize to connect our customers to software applications. Although there are other competing software applications on the market, we believe that Citrix software, deployed with Windows NT Terminal Server software from

Microsoft, is currently best suited to serve this function. If we are unable to obtain these products or services such as telecommunications services in a timely manner, at an acceptable cost or at all, we would be unable to deliver our services. Until we replace these products, our business, results from operations and financial condition will be materially adversely affected.


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


     Our business is labor-intensive, and our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled personnel. We are currently experiencing rapid growth in personnel and intend to continue expanding. We have grown from over 100 employees as of December 31, 1998 to approximately 570 employees as of March 31, 2000. We believe that we will need to hire a significant number of additional personnel. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. We may not be able to engage the services of such personnel or retain our current personnel. If we do not succeed in attracting new, qualified personnel or successfully retain our current personnel, our business could suffer.



MANY COMPANIES USE THE NAME "FUTURELINK." INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US FOR THE USE OF THE "FUTURELINK" NAME, EVEN IF WITHOUT MERIT, COULD BE EXPENSIVE TO DEFEND AND DIVERT MANAGEMENT'S ATTENTION FROM OUR BUSINESS. IF A CLAIM TO STOP US FROM USING OUR NAME IS SUCCESSFUL, WE WILL HAVE TO EITHER BUY THE RIGHT TO USE OUR NAME OR CHANGE OUR NAME, WHICH IN EITHER CASE MAY BE EXPENSIVE.



     We are aware that other companies have claimed prior use of the name "FutureLink" for products or services similar to our own. We are in the process of investigating the rights, if any, others may have to the name. In addition, we are attempting to register "FutureLink" as a service mark in the United States, Canada and the United Kingdom. However, we may not be able to obtain proprietary rights to the use of this name. We will incur expenses if called to defend our use of the "FutureLink" name. Any litigation, even if without merit, may be time consuming and expensive to defend. It also could divert management's attention and resources and require us to enter into costly royalty or licensing agreements. In addition, if any company in our industry is able to establish a use of the "FutureLink" name that is prior to our use, we could be liable for damages and could be forced to stop using the name unless we are able to buy the right to use the name. If we are unable to buy the right to use our name after we lose an infringement claim, we would have to change our name, which may require us to spend money to build new brand recognition and incur other costs. Third parties may assert other infringement claims against us. Any of these events could have a material adverse effect on our business, financial condition and results of operations.



WE ARE A TECHNOLOGY COMPANY. HOWEVER, OUR PREVIOUS BUSINESS ACTIVITIES INCLUDED NATURAL RESOURCE MINING AND EXPLORATION. AS A RESULT WE MAY BE EXPOSED TO UNKNOWN ENVIRONMENTAL LIABILITY THAT COULD REQUIRE US TO EXPEND OUR FINANCIAL RESOURCES AND MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION.



     We merged with a publicly-traded company that prior to 1992 was engaged in the natural resource exploration and development business, including mining and oil and gas. The mining, mineral processing and oil and gas industries are subject to extensive governmental regulations for the protection of the environment, including regulations relating to air and water quality, site reclamation, solid and hazardous waste handling and disposal and the promotion of occupational safety. We could be held responsible for any liabilities relating to our previous involvement in mining or oil and gas exploration and development, which liabilities would result in our spending our cash resources and could have a material adverse effect on our business, financial condition and results of operations.


ITEM 2.  DESCRIPTION OF PROPERTY


     In late 1999 we recently relocated our headquarters from Calgary, Canada to Irvine, California, where we currently lease approximately 35,000 square feet of office space. We also lease approximately 1,000 square feet at another facility in Irvine, which serves as our primary data center. We also lease office facilities in Los Angeles and Pleasanton, California; Phoenix, Arizona; Atlanta, Georgia; Ft. Lauderdale,

Florida; Walled Lake, Michigan; Cincinnati and Columbus, Ohio; Pittsburgh, Pennsylvania; Beltsville, Maryland; and Chantilly and Richmond, Virginia. In addition, we lease a 2,500 square foot training facility in Pleasanton, California. In Canada, we lease a facility that is approximately 31,500 square feet and contains both our offices and our Calgary data center. We also lease 9,000 square feet of office space in Newbury, United Kingdom. Our leases have expiration dates ranging from 2000 to 2004. We believe our facilities are adequate for our current operations and that we can obtain additional leased space if needed.



ITEM 3.  LEGAL PROCEEDINGS



     From time to time we are a defendant or plaintiff in litigation arising in the ordinary course of our business. To date, other than litigation SmallCaps OnLine Group LLC brought and the subsequent settlement of that action, no litigation has had a material effect on us and, as of the date of this prospectus, we are not a party to any material litigation except as described below.



     In the past, persons formerly associated with us, which may include one or more of our former executive officers and directors, may have engaged in activities as part of an effort to profit from unlawful trading activity in our stock. We are aware that in October 1998, the SEC announced the filing of an enforcement action against the publisher of an Internet newsletter called The Future Superstock, written by Jeffrey Bruss. According to the SEC's litigation release, the SEC's complaint alleged that The Future Superstock recommended to the newsletter's more than 100,000 subscribers and to visitors to the newsletter's website the purchase of approximately 25 microcap stocks which it predicted to double or triple in the next three to twelve months. According to the SEC's release, in most instances, the prices of recommended securities increased for a short period of time after The Future Superstock newsletter made a recommendation, after which the prices of those stocks dropped substantially. The SEC alleged that in making its recommendations, the Internet newsletter:



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



According to press reports, Jeffrey C. Bruss claimed that he received $300,000 from us to promote our stock. The SEC sought civil penalties against the publisher of the newsletter. The SEC did not bring any action against us. We believe that we made no payments to Mr. Bruss, but one or more persons who were associated with our predecessor company prior to 1998 may have made payments. We are unable to determine whether, as a result of the alleged activities of Mr. Bruss, any stockholder suffered any losses for which we might be liable.



     In addition, we recently received a subpoena from the SEC requesting any documentation in our possession with respect to a confidential investigation regarding Internet newsletters. This investigation regards the use of the Internet to engage in fraudulent transactions with respect to the offer, purchase and sale of securities. We have responded to the SEC's request for documents.



     As a result of these activities, we may be subject to civil or criminal actions, fines or penalties. If any proceedings are commenced against us, we will need to spend significant money and management time on our defense. If we participated in these activities, we could be liable for damages or penalties that would have a material adverse effect on our financial condition, results of operations and liquidity. See "Risk Factors -- Persons formerly associated with our business may have engaged in activities designed to manipulate our stock."



     SmallCaps OnLine Group LLC, previously known as Bridge Technology Group LLC, sued us on January 12, 2000 in the New York County Supreme Court to recover fees we allegedly owed for advisory and investor relations services. SmallCaps' complaint requested compensation for fees totaling $5.1 million, as well as warrants to purchase an aggregate of 3,289,689 shares of our common stock at exercise prices ranging from $1.00 to $8.50 per share. The total value of the damages SmallCaps claimed was $110.0 million. On February 11, 2000, we settled SmallCaps' complaint by agreeing to pay SmallCaps $5.0 million on or before March 14, 2000, and to issue to SmallCaps warrants to purchase an aggregate of 3,000,000 shares of our common stock at exercise prices ranging from $8.50 to $22.50 per share, subject to anti-dilution protection. Since the issuance of these warrants, their exercise prices have been adjusted and now range from $8.33 to $22.05 per share. We issued the warrants to SmallCaps on March 1, 2000 and paid SmallCaps the $5.0 million on March 14, 2000. The total value of the settlement on February 11, 2000 was $65.0 million which has been recorded in our financial statements as a charge to paid-in capital.



     On November 6, 1998, our former Chief Executive Officer and a director, Mr. Cameron Chell, entered into a Settlement Agreement with The Alberta Stock Exchange to resolve a pending investigation into Mr. Chell's alleged breaches of Alberta Stock Exchange rules and by-laws. As part of the Settlement Agreement, Mr. Chell acknowledged that he had breached certain duties of supervision, disclosure, or compliance relating to various offers and sales of securities, and Mr. Chell was prohibited from receiving Alberta Stock Exchange approval in any capacity for a five year period, subjected to a CDN$25,000 fine and a three year period of enhanced supervision. We cannot be certain that the Settlement Agreement with the Alberta Stock Exchange ends all proceedings with regard to these matters.



     On January 20, 2000, we commenced a proceeding in Canada against Mr. Chell, various other former employees of and consultants to our company and various other defendants alleging that these defendants misappropriated a corporate opportunity in breach of fiduciary and contractual obligations. Most of these defendants made counterclaims against us seeking, among other things, damages for interference with their economic interests and for severance compensation in the form of cash and stock options. We entered into a settlement agreement with the defendants effective April 26, 2000 that has the following key terms:



     - Mr. Chell will be entitled to exercise options to acquire 175,000 shares of common stock that were scheduled to vest June 1, 2000,



     - Mr. Chell or his nominee shall pay to us $400,000 in settlement of a related party debt that involved Mr. Chell, and



     - All other claims will be dropped by all parties, who have provided mutual releases, with the claim and counterclaims to be discontinued.



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



     On January 26, 2000, Michael Chan filed a suit in the Court of Queen's Bench of Alberta, Judicial District of Calgary alleging that FutureLink Alberta breached its contract to deliver him options to purchase 250,000 Class "A" common shares of FutureLink Alberta at $1.00 per share. Mr. Chan seeks 50,000 shares of our common stock or, alternatively, damages of approximately $1.5 million in cash, general damages of approximately $200,000 and punitive damages of approximately $200,000. We have filed a Statement of Defense in this action refuting Mr. Chan's claims.



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


 4. Between April 29 and May 7, 1999, we issued 8% Senior Subordinated Convertible Notes totaling $8,038,500 to various investors, including $433,000 in notes to certain members of management. We also issued warrants to acquire up to 3,802,750 shares of common stock to the various investors and warrants to purchase 216,500 shares to members of our management. Commonwealth Associates, L.P. acted as our placement agent and advisor in the offering in exchange for $723,465 (9% of the gross proceeds of the offering) and 4,000,001 agent's warrants. Between August 23, 1999 and November 8, 1999 we issued 8,579,020 shares upon the conversion of $7,418,000 of principal outstanding on the notes. We also issued 7,329,782 shares upon the exercise of 7,709,001 warrants and agent's warrants. Effective April 29, 2000, the remaining $620,500 of notes converted into 676,408 shares of our common stock. Between May 1 and May 12, 2000, 20,704 shares of common stock were issued upon the exercise of a further 22,500 warrants. These securities were issued by us pursuant to an exemption from registration requirements provided by Rule 506 of Regulation D under the Securities Act Rules. The purchasers of these securities certified that they were "accredited investors" as defined in Rule 501 of Regulation D, were acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.



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


 7. On July 27, 1999, we issued $15 million in units, consisting of 8% senior subordinated convertible notes and warrants to purchase up to 2,250,000 shares of common stock, to various investors. In exchange for those issuances, we received gross proceeds of $15 million. Commonwealth Associates, L.P. acted as our placement agent and advisor in the offering in exchange for commissions and placement fees equal to $1,350,000 (9% of the gross proceeds of the offering) and 225,000 agent's warrants. In October 1999, we issued 2,727,172 shares and warrants to purchase an additional 727,042 shares of common stock upon the automatic conversion of the notes. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. The purchaser of these securities certified that they were "accredited investors" as defined in Rule 501 of Regulation D, were acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.


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


10. On October 15, 1999, we issued 7,200,000 shares of common stock to the Holmes Trust, a trust formed pursuant to the laws of California. In exchange for this issuance and certain other consideration, we acquired all of the outstanding shares of Executive LAN Management, Inc., doing business as Micro Visions. Pursuant to our agreement to acquire Micro Visions, on April 14, 2000 we issued a further 1,200,000 shares of common stock to the Holmes Trust. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. The Holmes Trust certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.


11. On October 15, 1999, we issued 9,090,909 shares of common stock and warrants to purchase up to 2,372,727 shares of common stock to various U.S.-based investment funds. In exchange for the issuances, we received total consideration of $50 million. During February 2000, we issued 2,401,041 shares of common stock to such investment funds upon the conversion of these warrants, which gives effect to antidilution since their issuance. Gerard Klauer Mattison & Co., Inc. acted as our placement agent in the offering and received commissions and placement fees equal to $3 million (6% of the gross proceeds of the offering) and agent's warrants to acquire 928,551 shares of common stock. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. Each purchaser of these securities certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.


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


14. On November 26, 1999, we issued 1,298,705 shares of our common stock to the 16 former shareholders of Async Technologies, Inc. In exchange for the issuances and certain other consideration, we acquired all of the outstanding shares of Async Technologies, Inc. Pursuant to our agreement to acquire Async Technologies, Inc., on April 7, 2000 we issued a further 439,850 shares of common stock to certain former shareholders of Async Technologies, Inc. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules of the selling shareholders, all of whom reside in Michigan, two were accredited and 14 were non-accredited. The non-accredited investors were furnished with information on our company in compliance with the provisions of Rule 502(b) of Regulation D. The accredited investors certified to us that they fit within the definition of "accredited investor" as defined in Rule 501 of Regulation D. All of the former shareholders of Async Technologies, Inc. certified that they were acquiring the securities as an investment and not with a view to distribution and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.


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


20. Between June 29, 1998 and May 12, 2000, we issued an aggregate of 9,644,300 stock options to directors, officers and employees at various exercises prices of which 4,000,000 underlying shares were registered by our registration statement on Form S-8 filed August 6, 1999 and 4,500,000 underlying shares were registered by our registration statement on Form S-8 filed February 29, 2000. We issued these securities under Rule 701 of Regulation E under the Securities Act Rules.


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


23. On April 28, 2000, we issued 1,746,704 shares of common stock and warrants to purchase up to 441,176 shares of common stock to two U.S.-based investment funds. In exchange for the issuances, we received total approximate consideration of $15 million. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. Each purchaser of these securities certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.


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


     In addition, we have agreed to acquire Charon Systems Inc. for approximately $6.9 million in cash and 1,072,940 shares of our common stock.



     Our acquisitions reflect our strategy to rapidly expand our market penetration and our ability to deliver our server-based computing and ASP services. All of the companies we have acquired to date, and Charon Systems Inc., who we have agreed to acquire, offer their customers information technology services, specializing in server-based applications relying on software from Citrix Systems, Inc., which interacts with Windows NT Terminal Server software from Microsoft, the same software used by us to run our ASP servers. The acquisitions have allowed us to enter other major markets through an established market participant, with local sales and marketing teams and technical staff now able to offer both server-based integration and outsourcing services and ASP.


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


RESULTS OF OPERATIONS


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
                                                                 ====           =====

     Revenue for the year ended December 31, 1998 consisted of $1.4 million of information technology outsourcing and business consulting revenue, and $1.0 million of hardware and software sales. The revenue for this period reflects the operations of our FutureLink/SysGold Ltd. subsidiary, which we acquired on

August 24, 1998, and our FutureLink Alberta subsidiary for the period November 23, 1998 to December 31, 1998. Prior to that date, we only held a 46% interest in FutureLink Alberta, and we accounted for those results under the equity method of accounting and reflected those results in equity in loss of investee.


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


Cost of Service Delivery



     Our cost of service delivery for the year ended December 31, 1998 was $1.5 million. This includes amounts related to the cost of service delivery of information technology outsourcing and the direct cost related to the development of our ASP services, including operating a "beta test" data center for early customers. The costs of service delivery for this period reflects costs resulting from the operations of our FutureLink/SysGold Ltd. subsidiary, which we acquired on August 24, 1998, and from Futurelink Alberta for the period November 23, 1998 to December 31, 1998. Prior to that date, we only held a 46% interest in FutureLink Alberta, and we accounted for those results under the equity method of accounting and reflected those results in equity in loss of investee.



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


Selling, General and Administrative


     Our selling, general and administrative expenses for the year ended December 31, 1998 were $3.1 million and included selling, general and administrative costs resulting from the operations of our FutureLink/SysGold Ltd. subsidiary, which we acquired on August 24, 1998. The 1998 amount includes selling, general and administrative costs from our FutureLink Alberta subsidiary for the period November 23, 1998 to December 31, 1998. Prior to that date, we only held a 46% interest in FutureLink Alberta, and we accounted for those results under the equity method of accounting and reflected those results in equity in loss of investee. The 1998 amount also includes $2.1 million of non-cash compensation charges relating to the issuance of our common stock, options and warrants.


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


Amortization of Goodwill and Other Intangible Assets and Depreciation


     Our depreciation and amortization costs for the years ended December 31, 1998 and 1999 are comprised of the following (dollars in millions):


                                                              1998    1999
                                                              ----    ----
Amortization of goodwill and other intangible assets........   0.7     5.0
Depreciation and amortization...............................  $0.2    $1.7
                                                              ----    ----
                                                              $0.9    $6.7
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



     Issuance of common stock and warrants -- During 1999, we completed a private placement of $50.0 million of common equity with institutional private equity investors and received net proceeds of approximately $46.1 million after deducting commissions and fees. As part of this placement, we issued warrants which allowed their holders to acquire 2,401,041 shares of common stock to the investors and the placement agent. The holders exercised these warrants in February 2000, resulting in net proceeds to the Company of $18.0 million. On April 28, 2000, we completed a private placement of common equity to institutional private investors from which we received approximately $15 million. As part of this placement, we issued to the investors 1,764,704 shares of common stock and warrants to purchase 441,176 shares of common stock at an exercise price of $9.25 per share.


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

     Bank Financing -- We have various lines of credit with banks and financial institutions that allow us to borrow up to $6.1 million. As of December 31, 1999, we had aggregate borrowings outstanding of $1.7 million under the various lines. The lines bear interest at various rates ranging from prime plus 1% to prime plus 3% per annum, and mature at various intervals ending November 30, 2000. The prime rate was 8.5% at December 31, 1999. Certificates of deposit aggregating $1.1 million, receivables and other assets of certain of our subsidiaries secure these lines. We currently have available borrowings of $5.1 million under the various lines of credit.



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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our executive officers, key employees and directors are as follows:


                NAME                   AGE                           POSITION
                ----                   ---                           --------
Philip R. Ladouceur..................  59    Chairman, Chief Executive Officer and Director
Glen C. Holmes.......................  43    President, Chief Operating Officer and Director
Raghu N. Kilambi.....................  34    Executive Vice President, Chief Financial Officer and
                                             Director
Vincent L. Romano, Jr................  54    Executive Vice President, Special Projects
William R. Botti.....................  49    Senior Vice President, Application Service Provision
James C. Harvey......................  40    Senior Vice President, Server-Based Computing
Solveig Whittle......................  36    Senior Vice President, Marketing
Roger J. Gallego.....................  31    Senior Vice President, Operations Strategy
Michael R. Krieger...................  49    Senior Vice President, Strategic Planning and Corporate
                                             Development
James A. Smith, Jr...................  51    Senior Vice President, Operations
Richard M. White.....................  56    Senior Vice President, Administration
Yuri M. Pasea........................  38    Managing Director (Europe)
William V. Arnett....................  45    Senior Vice President and Chief Operating Officer
                                             (Canada)
Kyle B.A. Scott......................  35    Vice President, Secretary and General Counsel
F. Bryson Farrill....................  71    Director
Michael S. Falk......................  38    Director
Timothy P. Flynn.....................  49    Director
Gerald A. Poch.......................  53    Director
James P. McNiel......................  37    Director


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


     MR. ROMANO has served as our Executive Vice President, Special Projects since May 2000, and served as our Executive Vice President, Application Service Provision between December 1999 and May 2000. Prior to that, Mr. Romano served as our Executive Vice President, Sales and Marketing, from August 1999. From July 1998 to August 1999, Mr. Romano was Senior Vice President of World-Wide Sales at USinternetworking, Inc. From March 1989 to July 1998, Mr. Romano was Vice President and Director of Worldwide Sales Operations for Motorola's Computer Group.



     MR. BOTTI has served as our Senior Vice President, Application Service Provision since May 2000, and served as our Senior Vice President, Server-Based Computing, between November 1999 and May 2000. Mr. Botti founded CN Networks, Inc. in November 1991, and, until we acquired that company in November 1999, he served as its President and Chief Executive Officer and as a director.



     MR. HARVEY has served as our Senior Vice President, Server-Based Computing, since May 2000, and between February 2000 and May 2000, he served as our Southeastern Regional Director. Mr. Harvey founded Vertical Solutions, Inc. in 1989, and, until we acquired that company in January 2000, he served as its Vice President.


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


     MR. WHITE has served as our Senior Vice President, Administration since May 2000 and served as our Vice President, Administration between January 2000 and May 2000. From August 1997 to January 2000, he served as Vice President Administration -- Telecommunications for AT&T Canada, which was formerly MetroNet Communications Corp. Between October 1995 and August 1997, he served as Executive Vice President and Chief Financial Officer for American Louver of Canada. From April 1994 to September

1995, he was a partner of Core Plus International. Mr. White is a Chartered Accountant (Canada) and was previously a partner with KPMG.


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

APPOINTMENT OF DIRECTORS


     In an Agency Agreement we entered into with Commonwealth Associates L.P. on April 14, 1999, we granted Commonwealth Associates L.P. the right, until April 2001, to appoint one person to serve on our board of directors.


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


     In the Agreement and Plan of Reorganization and Merger dated June 2, 1999, between us, The Holmes Trust and various other parties relating to our acquisition of Executive LAN Management, Inc., doing business as Micro Visions, we agreed to elect to the board one director that The Holmes Trust designates to serve until the next annual meeting of shareholders or until a successor is appointed or elected.


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

                           SUMMARY COMPENSATION TABLE


                                                                                              LONG-TERM
                                                                                            COMPENSATION
                                                                                               AWARDS
                                            ANNUAL COMPENSATION                           -----------------
                                     ----------------------------------    OTHER ANNUAL   SHARES UNDERLYING
    NAME AND PRINCIPAL POSITION      FISCAL YEAR   SALARY($)   BONUS($)    COMPENSATION      OPTIONS(#)
    ---------------------------      -----------   ---------   --------    ------------   -----------------
Cameron B. Chell(1)................     1999       $149,658          --            --           350,000(2)
  Former Chairman, President and        1998       $ 84,291          --      $  7,000           100,000
  Chief Executive Officer
Philip R. Ladouceur................     1999       $110,000    $200,000(3)         --         1,300,000
  Executive Chairman and Chief
  Executive Officer
Glen C. Holmes.....................     1999       $ 64,412    $ 90,000(4)         --           100,000
  President and Chief Operating
  Officer
Raghu N. Kilambi...................     1999       $146,771    $ 90,000(5)         --           500,000
  Executive Vice President and          1998       $ 67,433          --      $  4,700           100,000
  Chief Financial Officer
Vincent L. Romano, Jr..............     1999       $ 75,000    $185,000(6)   $278,359           250,000
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


 (2) Excludes 350,000 shares underlying options granted in 1999 which expired under our Stock Option Plan when Mr. Chell's employment with us terminated.


 (3) Accrued in 1999 but paid in 2000.

 (4) Includes $50,000 accrued in 1999 but paid in 2000.

 (5) Accrued in 1999 but paid in 2000.

 (6) Includes $90,000 accrued in 1999 but paid in 2000.

OPTION GRANTS IN LAST FISCAL YEAR


     The following table provides information related to options granted to our named executive officers during fiscal year ended December 31, 1999. The information in this table reflects options granted under our Amended and Restated Stock Option Plan. We granted options to purchase 6,559,000 shares of our common stock to our employees and directors in 1999. We granted all options at an exercise price equal to the fair market value of our common stock on the date of grant as determined based on the closing price of our common stock on the day preceding the grant, except options granted to Mr. Holmes on May 14, 1999, which grant has an exercise price based on the average closing bid and ask prices for the ten trading days prior to the grant date. The options granted on May 14, 1999 have an exercise price that is 74% of the market value of the common stock on such date, on which date the average of the closing bid and ask prices was $6.72. Options granted to our named executive officers during the 1999 fiscal year vest in either three or four yearly increments and expire between March 2000 and June 2004.



                                       OPTIONS GRANTED IN LAST FISCAL YEAR
                         ----------------------------------------------------------------   POTENTIAL REALIZABLE
                                              PERCENT OF                                      VALUE AT ASSUMED
                                                TOTAL                                           ANNUAL RATES
                                               OPTIONS                                         OF STOCK PRICE
                             NUMBER OF        GRANTED TO                                      APPRECIATION FOR
                             SECURITIES       EMPLOYEES    EXERCISE                              OPTION TERM
                         UNDERLYING OPTIONS   IN FISCAL    PRICE PER                        ---------------------
         NAME                 GRANTED            YEAR        SHARE      EXPIRATION DATE        5%         10%
         ----            ------------------   ----------   ---------   ------------------   --------   ----------
Cameron B. Chell.......       350,000(1)          3.0%       $3.15     September 15, 2000   $ 55,125   $  110,250
Philip R. Ladouceur....       700,000            12.1%       $3.15           June 1, 2004   $609,242   $1,346,153
                              600,000            10.3%       $7.56        August 31, 2003   $977,508   $2,105,158
Glen C. Holmes.........       100,000             1.7%       $5.00           June 1, 2004   $357,674   $  582,256
Raghu N. Kilambi.......       500,000             8.6%       $3.15           June 1, 2004   $435,172   $  961,538
Vincent L. Romano,
  Jr. .................       250,000(2)          4.3%       $6.08          June 30, 2004   $419,976   $  927,960


-------------------------

(1) 350,000 of the options granted to Mr. Chell in 1999 expired under the Stock Option Plan when Mr. Chell's employment with us terminated. On March 13, 2000, Mr. Chell exercised 275,000 stock options.


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


                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                NUMBER                         OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                SHARES                      DECEMBER 31, 1999             DECEMBER 31, 1999
                               ACQUIRED      VALUE     ---------------------------   ---------------------------
            NAME              ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----              -----------   --------   -----------   -------------   -----------   -------------
Cameron B. Chell............    0            0           275,000        175,000(1)   $ 6,283,750    $3,998,750
Philip R. Ladouceur.........    0            0           950,000        450,000      $20,981,000    $8,298,000
Glen C. Holmes..............    0            0            50,000         50,000      $ 1,050,000    $1,050,000
Raghu N. Kilambi............    0            0           225,000        375,000      $ 5,076,250    $8,568,750
Vincent L. Romano, Jr.(2)...    0            0            62,500        187,500      $ 1,245,000    $3,735,000


-------------------------

(1) During 1999, Mr. Chell held an additional 350,000 options that expired under the terms of our Stock Option Plan when Mr. Chell's employment with us terminated.


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


     Mr. Kilambi's employment agreement provides for an annual base salary of $180,000, and he is eligible to earn an annual bonus of up to $180,000.


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

401(k) PLAN


     We assumed several 401(k) plans as a result of our acquisitions in 1999, all of which have been rolled into one plan. The 401(k) plans covers our full-time U.S. employees. It is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986 so that we can deduct any contributions that we make to the plan at the time they are made. The plan provides that employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the plan. The plan permits us, but does not require us to make, additional matching contributions on behalf of all participants in the plan. Although we have not made any contributions to the plan to date, we have instituted an employee contribution plan under which we shall match 100% of the amounts each employee contributes to the plan, up to 5% of the employee's annual compensation. We also operate a defined contribution pension plan on behalf of our directors and employees in the United Kingdom.


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


     Delaware law provides further that the indemnification that Delaware law permits is not exclusive of any other rights to which the directors and officers may be entitled under a corporation's bylaws, any agreement, a vote of stockholders or otherwise. Our bylaws provide that we shall indemnify, to the maximum extent and in the manner the Delaware General Corporation Law permits, any person against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred as a result of any threatened, pending or completed action, suit or proceeding in which such person was or is a party or is threatened to be made a party by reason of the fact that such person is or was our director or officer, or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, or is or was a director or officer of a corporation which was our predecessor corporation or of another enterprise at the request of such predecessor corporation.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth specified information with respect to the beneficial ownership of our common stock as of May 12, 2000 by:



     - each person or group of affiliated persons that we know beneficially owns 5% or more of our outstanding shares of common stock,



     - each of our directors,



     - each of our named executive officers, and



     - all of our directors and executive officers as a group.



     The number and percentage of shares beneficially owned are based on 61,496,355 shares of common stock outstanding as of May 12, 2000; 2,627,242 shares of common stock issuable upon the exercise of options exercisable within 60 days of May 12, 2000; 8,205,491 shares issuable upon the exercise of warrants exercisable within 60 days of May 12, 2000 and 67,965 shares issuable upon the conversion of convertible debentures convertible within 60 days of May 12, 2000. Beneficial ownership is determined in accordance with the rules of the SEC. In general, a person who has voting power or investment power with respect to securities is treated as a beneficial owner of those securities. These rules treat the person holding any options, warrants or rights of the beneficial owner of the shares underlying these options, warrants or rights currently exercisable or exercisable within 60 days of May 12, 2000 as the beneficial owner. We believe the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned unless otherwise indicated and except as otherwise may be affected by community property laws.



                                                                SECURITIES OWNERSHIP
                                                                ---------------------
            NAME AND ADDRESS OF BENEFICIAL OWNER                  NUMBER      PERCENT
            ------------------------------------                ----------    -------
The Holmes Trust(1).........................................     8,400,000     13.7%
Glen C. Holmes(1)(2)........................................     8,475,000     13.8%
Pequot Capital Management, Inc.(3)..........................    10,247,656     16.6%
Philip R. Ladouceur(4)......................................       998,000      1.6%
Raghu N. Kilambi(5).........................................       570,563      0.9%
F. Bryson Farrill(6)........................................       120,000      0.2%
Michael S. Falk(7)..........................................     3,602,146      5.8%
Timothy P. Flynn(8).........................................       775,133      1.3%
Gerald A. Poch(3)(9)........................................    10,272,656     16.6%
James P. McNiel(3)(10)......................................    10,272,656     16.6%
Vincent Romano, Jr. ........................................       345,408      0.6%
Cameron Chell...............................................       929,733      1.5%
Robert Priddy(11)...........................................     3,495,885      5.7%
All directors and executive officers as a group
  (20 persons)(12)..........................................    29,203,757     45.1%


-------------------------

 (1) The business address of Glen C. Holmes, the trustee of The Holmes Trust, is 6 Morgan, Suite 100, Irvine, California 92618.



 (2) Includes 75,000 shares issuable upon the exercise of stock options exercisable within 60 days of May 12, 2000. Also includes 8,400,000 shares of common stock held by The Holmes Trust as a result of Mr. Holmes' power to control The Holmes Trust.



 (3) Includes 441,176 shares issuable upon the exercise of currently exercisable warrants held by Pequot Private Equity Fund II, L.P. and Pequot Endowment Fund, L.P. The address of Pequot Capital Management, Inc., Gerald A. Poch and James P. McNiel is 500 Nyala Farm Road, Westport, Connecticut 06880.

 (4) Includes 950,000 shares issuable upon the exercise of currently exercisable stock options and 48,000 shares attributable to Mr. Ladouceur as a result of his power to control Mardale Investments Ltd.



 (5) Includes 350,000 shares issuable upon the exercise of stock options exercisable within 60 days of May 12, 2000.



 (6) Includes 75,000 shares issuable upon the exercise of stock options exercisable within 60 days of May 12, 2000.



 (7) Includes 50,000 shares issuable upon the exercise of stock options which are exercisable within 60 days of May 12, 2000. Also includes 82,574 shares attributable to Mr. Falk as a result of his control of the Michael Falk IRA. Also includes 34,353 shares issuable upon the exercise of currently exercisable warrants that Mr. Falk holds. Also includes 2,433,828 shares of common stock and 104,198 shares issuable upon the exercise of warrants that Commonwealth Associates, L.P. holds. Mr. Falk is Chairman and Chief Executive Officer of Commonwealth Associates, L.P. Mr. Falk disclaims beneficial ownership of the shares and warrants that Commonwealth Associates, L.P. holds.



 (8) Includes 50,000 shares issuable upon the exercise of stock options which are exercisable within 60 days of May 12, 2000, and 213,021 shares issuable upon the exercise of currently exercisable warrants.



 (9) Includes 25,000 shares issuable upon the exercise of stock options which are exercisable within 60 days of May 12, 2000. Includes 441,176 shares issuable upon the exercise of currently exercisable warrants held by Pequot Private Equity Fund II, L.P. and Pequot Endowment Fund, L.P. Also includes 9,806,480 shares of common stock that Pequot Private Equity Fund II, L.P., Pequot Partners Fund, L.P., Pequot International Fund, Inc. and Pequot Endowment Fund, L.P. hold. Pequot Capital Management, Inc. manages these entities. Mr. Poch is a principal of Pequot Capital Management, Inc. Mr. Poch disclaims beneficial ownership of the shares attributed to Pequot Capital Management, Inc.



(10) Includes 25,000 shares issuable upon the exercise of stock options which are exercisable within 60 days of May 12, 2000. Includes 441,176 shares issuable upon the exercise of currently exercisable warrants held by Pequot Private Equity Fund II, L.P. and Pequot Endowment Fund, L.P. Also includes 9,806,480 shares of common stock that Pequot Capital Management, Inc. manages. Mr. McNiel is a principal of Pequot Capital Management, Inc. Mr. McNiel disclaims beneficial ownership of the shares attributed to Pequot Capital Management, Inc.



(11) Includes 198,021 shares of common stock issuable upon the exercise of currently exercisable warrants. Also includes 2,433,828 shares of common stock and 104,198 shares issuable upon the exercise of warrants that Commonwealth Associates holds. Mr. Priddy disclaims beneficial ownership of the shares and warrants attributed to Commonwealth Associates, L.P.



(12) Includes shares listed in footnotes 2, 4-10 and 12 above, as well as 1,755,007 shares our other executives not listed in this table hold, 2,199,000 shares issuable upon the exercise of stock options which are exercisable within 60 days of May 12, 2000 and 1,006,519 shares issuable on exercise of currently exercisable warrants.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1997, Mr. Chell loaned FutureLink Alberta, approximately $137,000 at an annual interest rate equal to the prime rate plus 1%. FutureLink Alberta repaid the entire balance of the loan between April and June 1998.

     On January 20, 1998, Core Ventures, Inc., our predecessor-in-interest, purchased 46% of FutureLink Alberta in exchange for 308,000 shares of our common stock. On November 23, 1998, Core Ventures purchased another 50.4% of FutureLink Alberta in exchange for 334,755 shares of our common stock, and on February 26, 1999, it acquired the remaining 3.6% of FutureLink Alberta in exchange for 23,500 shares of our common stock. Cameron Chell was the President and Chief Executive Officer of FutureLink

Alberta, and after the first purchase in January 1998, Mr. Chell became our President, a director and a significant stockholder. Mr. Chell resigned as our President and a director effective August 27, 1999.



     Cameron Chell and Robert Kubbernus were directors of both us and JAWS Technology Inc. at the time we entered into an Alliance Partner Agreement dated February 12, 1999.



     On August 12, 1998, Mr. Chell loaned us approximately $145,000 at an annual interest rate equal of 8%. On February 22, 1999, we issued Mr. Chell a convertible debenture in the principal amount of approximately $150,000, the outstanding balance of his loan to us. This convertible debenture was convertible at $2.00 per share after adjustment for our five-for-one reverse stock split, for a total of 75,310 shares. Mr. Chell also received a warrant to acquire 75,310 shares at $2.00 per share for the first year, $3.00 per share for the second year, and $4.00 per share for the third year. On April 29, 1999, Mr. Chell surrendered his debenture having an outstanding balance of approximately $153,000, our notes payable having an outstanding balance of approximately $67,000 and our trade loans payable having an outstanding balance of $30,000 in return for a $250,000 aggregate principal amount 8% convertible note convertible at $1.50 per share and a warrant to acquire 125,000 shares at $1.50 per share. We reduced the conversion and exercise prices for these securities from $1.50 per share to $1.335 per share due to the effect of anti-dilution provisions. Mr. Chell has exercised or converted all of these securities.


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


     Michael Falk, Chief Executive Officer of Commonwealth Associates, L.P. was appointed to our board of directors on May 7, 1999 following the consummation of the private placement of our securities concluded in April 1999 for which we retained Commonwealth Associates as our placement agent. We subsequently retained Commonwealth Associates as placement agent on July 1, 1999.



     As of December 31, 1999, we had provided $550,000 in services and products to Willson Stationers Ltd. and e-Supplies Inc. At December 31, 1999, $543,000 remained due from these entities. An allowance for doubtful accounts has been recorded for the entire amount because of the uncertainty of collection. We have recently settled this account for $400,000. Mr. Chell was a director of both companies at the time some of the transactions took place. In addition, we have reason to believe that Mr. Chell was a principal of e-Supplies Inc., at the time of the transactions. Mr. Kilambi served on the board of directors of Willson Stationers, Ltd., as our representative, at the request of Willson Stationers, Ltd., for approximately one month in early 1999.


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


     In October 1999, we issued warrants to acquire 1,658,350 shares of common stock to Pequot Private Equity Fund II, L.P., Pequot Partners Fund and Pequot International Fund, which, after giving effect to anti-dilution adjustments since their issuance, entitled the holders to purchase 1,678,139 shares of common stock at $8.40 per share. On February 29, 2000, the funds exercised their warrants to acquire all 1,678,139 shares of our common stock, with net proceeds to us of approximately $12.6 million, taking into account the warrant exercise fee of $0.90 for each warrant exercised. On April 28, 2000, in a private placement we issued to Pequot Private Equity Fund II, L.P. and Pequot Endowment Fund, L.P. for approximately $15.0 million, 1,764,704 shares of common stock and warrants to purchase at a purchase price of $9.25 per share 441,176 shares of common stock. Pequot Capital Management, Inc. manages the funds and therefore has the power to direct the vote of the common stock that the funds hold, which constitute more than 5% of our outstanding common stock both before and after this warrant exercise. In addition, James McNiel, one of our directors, is a Senior Vice President at Pequot Capital Management, Inc., and Gerald Poch, also a director, is a Manager Director/Portfolio Manager at Pequot Capital Management, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
  2.1      Share Purchase Agreement dated August 4, 1998 between
           FutureLink Distribution Corp., a Colorado corporation,
           Donald A. Bialik, Olivia B. Bialik, Bialik Family Trust,
           Riverview Management Corporation, SysGold Ltd., and
           FutureLink Distribution Corp., an Alberta corporation(1)
  2.2      Targetco Acquisition Agreement dated August 3, 1998 between
           FutureLink Distribution Corp., a Colorado corporation, and
           FutureLink Alberta(1)
  2.3      Amending Agreement to Share Purchase Agreement dated August
           21, 1998 between FutureLink Distribution Corp., a Colorado corporation, Donald A. Bialik, Olivia B. Bialik, Bialik
           Family Trust, Riverview Management Corporation, SysGold
           Ltd., and FutureLink Alberta(3)
  2.4      Agreement and Plan of Reorganization and Merger dated June
           2, 1999 between FutureLink Distribution Corp., FutureLink
           California Acquisition Corp., Executive LAN Management,
           Inc., dba Micro Visions, and the selling shareholders of
           Micro Visions(6)
  2.5      Agreement and Plan of Merger dated August 1, 1999 between
           FutureLink Distribution Corp. and FutureLink California
           Acquisition Corporation, a Delaware corporation(8)
  2.6      Agreement and Plan of Reorganization and Merger dated
           September 7, 1999 between FutureLink Distribution Corp.,
           FutureLink Pleasanton Acquisition Corp., CN Networks, Inc.,
           and the selling shareholders of CN Networks(9)
  2.7      Agreement and Plan of Reorganization and Merger dated
           September 7, 1999 between FutureLink Distribution Corp.,
           FutureLink Michigan Acquisition Corp., Async Technologies,
           Inc., and the selling shareholders of Async Technologies(10)
  2.8      Certificate of Merger dated October 15, 1999 of FutureLink
           Distribution Corp., a Colorado corporation, into FutureLink
           California Acquisition Corp., a Delaware corporation(8)
  2.9      Amending Agreement dated October 15, 1999 to Agreement and
           Plan of Reorganization and Merger between FutureLink Corp.,
           FutureLink California Acquisition Corp., and the selling
           shareholders of Micro Visions(8)
  2.10     Amending Agreement dated October 29, 1999 to Agreement and
           Plan of Reorganization and Merger, between FutureLink
           Distribution Corp., FutureLink Michigan Acquisition Corp.,
           Async Technologies, and the selling shareholders of Async
           Technologies(10)
  2.11     Amending Agreement dated October 31, 1999 to Agreement and
           Plan of Reorganization and Merger between FutureLink Corp.,
           FutureLink Pleasanton Acquisition Corp., CN Networks, and
           the selling shareholders of CN Networks(9)
  2.12     Amending Agreement dated November 14, 1999 to Agreement and
           Plan of Reorganization and Merger between FutureLink Corp.,
           FutureLink Michigan Acquisition Corp., Async Technologies,
           and the selling shareholders of Async Technologies(10)
  2.13     Agreement for the Sale and Purchase of the Entire Issued
           Share Capital of KNS Holdings Limited dated November 15,
           1999 between FutureLink Corp. and the selling shareholders of KNS Holdings(11)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
  2.14     Amending Agreement dated November 26, 1999 to Agreement and
           Plan of Reorganization and Merger between FutureLink Corp.,
           FutureLink Michigan Acquisition Corp., Async Technologies,
           and the selling shareholders of Async Technologies(10)
  2.15     The Agreement and Plan of Reorganization and Merger dated
           December 2, 1999 by and among FutureLink Corp., FutureLink
           Maryland Acquisition Corp., Vertical Software, Inc., Curtis
           Eshelman and James C. Harvey(13)
  2.16     Supplemental Agreement dated December 20, 1999 to Agreement for Sale and Purchase of the Entire Issued Share Capital of
           KNS Holdings, between FutureLink Corp. and the selling
           shareholders of KNS Holdings(11)
  2.17     The Agreement and Plan of Reorganization and Merger dated
           February 1, 2000 by and among FutureLink Corp., FutureLink
           Delaware Acquisition Corp., MicroLAN Systems Inc., Madison
           Consulting Resources Inc., Madison Consulting Resources (NJ)
           Inc., Ira Silverman, Richard Silverman, Adam Silverman and
           Adam Fox(14)
  3.1      Certificate of Incorporation of FutureLink Corp.(8)
  3.2      Bylaws of FutureLink Corp.(8)
 10.1      Stock Option Plan dated June 29, 1998(1)
 10.2      First Amendment to Second Amended and Restated Stock Option
           Plan dated December 10, 1999, as amended(12)
 10.3      Agency Agreement dated April 14, 1999 between FutureLink
           Distribution Corp. and Commonwealth Associates, L.P.(5)
 10.4      Letter Agreement dated December 6, 1999 between FutureLink
           Distribution Corp. and Thomson Kernaghan & Co. Limited(12)
 10.5      Advisory Agreement dated May 1, 1999 between FutureLink
           Distribution Corp. and Commonwealth Associates, L.P.(5)
 10.6      Agency Agreement dated July 1, 1999 between FutureLink
           Distribution Corp. and Commonwealth Associates, L.P.(7)
 10.7      Loan Agreement dated August 1, 1999 between FutureLink Corp.
           and Vincent Romano(7)
 10.8      Securities Purchase Agreement dated October 15, 1999 between
           FutureLink Corp., Pequot Private Equity Fund II, L.P. and
           certain other investors(8)
 10.9      Amended and Restated Registration Rights Agreement dated
           April 28, 2000 between FutureLink Corp., Pequot Private
           Investment Fund II, L.P., and certain other investors
           (blacklined to the Registration Rights Agreement dated
           October 15, 1999 between the parties which was filed as an
           Exhibit to the Registration Statement on Form SB-2 filed on
           February 11, 2000)(16)
 10.10     Securities Purchase Agreement dated April 28, 2000 between
           FutureLink Corp., Pequot Private Equity Investment Fund II,
           L.P. and Pequot Endowment Fund, L.P.(16)
 10.11     Form of Warrant to Purchase Shares of Common Stock(16)
 10.12     Registration Rights Agreement dated December 6, 1999 between
           FutureLink Corp. and CPQ Holdings, Inc.(12)
 10.13     Securities Purchase Agreement dated December 6, 1999 between
           FutureLink Corp. and CPQ Holdings, Inc.(12)
 10.14     Employment Agreement dated June 1, 1999 between Philip
           Ladouceur and FutureLink Distribution Corp.(12)(17)
 10.15     Employment Agreement dated September 30, 1999 between Glenn
           C. Holmes and FutureLink Corp.(12)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 10.16     Employment Agreement dated August 1, 1999 between Vincent
           Romano and FutureLink Corp.(12)
 10.17     Client/Agency Agreement dated August 7, 1999 between Sicola,
           Martin, Koons & Frank, Inc. and FutureLink Distribution
           Corp., as revised(12)
 10.18     Master Loan and Security Agreement dated November 3, 1999
           between Transamerica Business Credit Corporation, FutureLink
           Corp. and FutureLink Micro Visions Corp.(12)
 10.19     Security Agreement dated November 3, 1999 between
           Transamerica Business Credit Corporation and FutureLink
           Distribution Corp.(12)
 10.20     Master Lease and Financing Agreement dated November 15, 1999 between Compaq Financial Services and FutureLink Corp.(12)
 10.21     Master Lease Agreement dated December 16, 1999 between
           EMC(2) Corporation and FutureLink Corp.(12)
 10.22     Revised Offer to Lease dated March 24, 1998 between Bow
           Valley Square Management Ltd. and SysGold, Ltd., as amended, for 250 6th Avenue, Calgary(1)
 10.23     Lease Agreement dated September 23, 1999 between Kilroy
           Realty, L.P., Kilroy Realty Corporation, and FutureLink
           Distribution Corporation for 220 Technology Drive, Irvine
           and assignment thereof dated October 15, 1999(12)
 10.24     Microsoft Certified Solution Provider Agreement dated
           January 28, 2000 between Microsoft and FutureLink
           Corp.(15)(18)
 10.25     Microsoft Application Services Agreement dated December 23,
           1999 between Microsoft and FutureLink Corp.(12)(18)
 10.26     Final Invoice/Enrollment Contract (MSCP) dated April 28,
           1998 between Microsoft and FutureLink Corp.(1)
 10.27     Direct Commercial Service License Agreement dated May 21,
           1999 between Microsoft and FutureLink Distribution
           Corp.(12)(18)
 10.28     Service Agreement dated June 1, 1998 between Willson
           Stationers and FutureLink Alberta(1)
 10.29     Solution Provider Contract dated July 27, 1998 between IBM
           Canada Ltd. and FutureLink/ SysGold Ltd.(1)
 10.30     Hosting Services Distributor Agreement (version 4) dated
           November 12, 1998 between Onyx Software and FutureLink
           Distribution Corp.(12)
 10.31     Onyx Software License Agreement dated August 5, 1998 between
           Onyx Software and FutureLink Distribution Corp.(12)
 10.32     Alliance Partner Agreement dated October 26, 1998 between
           Great Plains Software and FutureLink Distribution Corp.(12)
 10.33     Citrix Solutions Network Gold Renewal Membership Agreement
           dated July 16, 1999 between Citrix and FutureLink
           Distribution Corp.(12)(18)
 10.34     Citrix Solutions Network Platinum Renewal Membership
           Agreement dated April 20, 1999 between Citrix and Async
           Technologies(12)(18)
 10.35     Information Systems Services Agreement dated January 19,
           1999 between FutureLink Alberta and Numac Energy, Inc.(12)
 10.36     Information Systems Services Agreement dated July 1, 1999
           between Canadian Natural Resources, Ltd. and FutureLink
           Alberta(12)
 10.37     Alliance Partner Agreement dated February 12, 1999 between
           FutureLink Alberta and JAWS Technologies(1)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 10.38     Master Consulting Agreement dated December 1, 1998 between
           Ameriquest Mortgage Company and Micro Visions(12)
 10.39     Internet Data Center Services Agreement dated May 7, 1999
           between Exodus Communications, Inc. and Micro Visions(12)
 10.40     Form of EMC(2) Corporation Software License Agreement(12)
 23.1*     Consent of Independent Auditors(12)
 27.1      Financial Data Schedule(19)


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

(12) Included as an Exhibit to FutureLink's Registration Statement on Form SB-2 filed February 11, 2000.


(13) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed February 14, 2000.



(14) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed March 15, 2000.



(15) Included as an Exhibit to FutureLink's First Amendment to Registration Statement on Form SB-2 filed April 14, 2000.



(16) Included as an Exhibit to FutureLink's Second Amendment to Registration Statement on Form SB-2 filed May 3, 2000.



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



(19) Filed electronically with FutureLink Annual Report on Form 10-KSB for the year ended December 31, 1999 filed March 30, 2000.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Amended Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of May, 2000.


                                          FUTURELINK CORP.

                                          By:    /s/ PHILIP R. LADOUCEUR
                                            ------------------------------------
                                              Philip R. Ladouceur,
                                              Chairman and Chief Executive
                                              Officer


     Pursuant to the requirements of the Securities Act of 1934, as amended, this Amendment No. 1 to the Annual Report on Form 10-KSB/A has been signed below by the following persons in the capacities and on the dates indicated.



                    NAME                                       TITLE                         DATE
                    ----                                       -----                         ----
           /s/ PHILIP R. LADOUCEUR             Chairman, Chief Executive Officer and     May 30, 2000
---------------------------------------------  Director
             Philip R. Ladouceur

                      *                        President, Chief Operating Officer and    May 30, 2000
---------------------------------------------  Director
               Glen C. Holmes

            /s/ RAGHU N. KILAMBI               Executive Vice President, Chief           May 30, 2000
---------------------------------------------  Financial Officer, Principal
              Raghu N. Kilambi                 Accounting Officer and Director

                      *                        Director                                  May 30, 2000
---------------------------------------------
              F. Bryson Farrill

                      *                        Director                                  May 30, 2000
---------------------------------------------
              Timothy P. Flynn

                      *                        Director                                  May 30, 2000
---------------------------------------------
               Michael S. Falk

                      *                        Director                                  May 30, 2000
---------------------------------------------
               Gerald A. Poch

                      *                        Director                                  May 30, 2000
---------------------------------------------
               James P. McNiel

               /s/ K.B. SCOTT                  Vice President, Secretary and General     May 30, 2000
---------------------------------------------  Counsel
               Kyle B.A. Scott



*By: /s/  K.B. SCOTT


     ---------------------------
     Kyle B.A. Scott
     Attorney-in-Fact

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

                                          /s/ ERNST & YOUNG LLP

Orange County, California
March 14, 2000,

except for Notes 13 and 16, as to which the date is


April 29, 2000

                                FUTURELINK CORP


                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1998        1999
                                                              -------    --------
ASSETS
Current assets:
Cash and cash equivalents...................................  $     7    $ 19,185
Restricted cash.............................................       --       3,099
Accounts receivable, less allowance for doubtful accounts of
  $115 and $1,363 in 1998 and 1999, respectively............    1,532      14,284
Inventory...................................................       22       4,964
Prepaid expenses............................................      116         536
                                                              -------    --------
          Total current assets..............................    1,677      42,068
Property and equipment, less accumulated depreciation of
  $203 and $2,276 in 1998 and 1999, respectively............    1,123      10,972
Goodwill and other intangibles, less accumulated
  amortization of $668 and $6,033 in 1998 and 1999,
  respectively..............................................    7,846     186,866
Deposits for acquisitions...................................       --         543
Other assets................................................       --         229
                                                              -------    --------
          Total assets......................................  $10,646    $240,678
                                                              =======    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit.............................................  $   819    $  1,657
Accounts payable and accrued liabilities....................    3,595      15,811
Settlement payable..........................................       --       5,000
Current portion of long-term debt...........................       --       8,554
Deferred revenue............................................       --       1,330
                                                              -------    --------
          Total current liabilities.........................    4,414      32,352
Long-term debt, less current portion........................       30       4,116
Convertible debentures, net.................................    2,153         874
Deferred taxes..............................................    1,212         588
                                                              -------    --------
          Total liabilities.................................    7,809      37,930
Commitments and contingencies...............................
Stockholders' equity:
  Preferred stock, no par value, 20,000,000 shares
     authorized,
     no shares issued and outstanding in 1998 and 1999......       --          --
  Common stock, $.0001 par value, 300,000,000 shares
     authorized,
     4,908,072 and 52,743,169 shares issued and outstanding
     at December 31, 1998 and 1999, respectively............        2           7
  Common stock issuable; 1,639,850 shares...................    2,600      42,636
  Additional paid-in capital................................    7,662     146,150
  Issuable warrants.........................................       --      60,000
  Deferred compensation.....................................       --      (1,393)
  Loan receivable from officer..............................       --      (1,500)
  Accumulated other comprehensive loss:
     Cumulative foreign currency translation adjustment.....      (96)        (77)
  Accumulated deficit.......................................   (7,331)    (43,075)
                                                              -------    --------
          Total stockholders' equity........................    2,837     202,748
                                                              -------    --------
          Total liabilities and stockholders' equity........  $10,646    $240,678
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

                                FUTURELINK CORP.

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

     On April 26, 1999, the Company amended the terms of the 10% TK convertible debenture agreement. Previously, the debenture holders had the right to convert the debentures at a price equal to the lower of $3.75 per share and 78% of the average closing bid price of the Company's common stock for the three trading days immediately preceding the conversion. Following the amendment, the debenture conversion price was fixed at $1.00 per common share. In addition, the previously issued warrants were re-priced such that the exercise price of $4.80 became $1.25 per common share. An amount of $1.2 million has been included in additional paid-in capital as the estimated value attributed to the warrants as they were exercisable upon issuance. The Company also issued an additional warrant to purchase 862,132 shares of common stock at an exercise price of $1.25 per share such that a total of 1,200,000 warrants were outstanding related to this convertible debenture agreement. An amount of $1.0 million attributable to the

                                FUTURELINK CORP.

intrinsic value of the conversion feature of the amended debt was included as interest expense with a corresponding credit to additional paid-in capital as the conversion option was exercisable upon issuance.

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

                                FUTURELINK CORP.

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

                                FUTURELINK CORP.

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

                                FUTURELINK CORP.

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

                                FUTURELINK CORP.

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

                                FUTURELINK CORP.

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

                                FUTURELINK CORP.

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

CONTINGENCIES


     From time to time the Company is a defendant or plaintiff in litigation arising in the ordinary course of business. To date, other than litigation SmallCaps OnLine Group LLC brought and the subsequent settlement of that action, no litigation has had a material effect on the Company and, the Company is not a party to any material litigation except as described below.



     In the past, persons formerly associated with the Company, which may include one or more of our former executive officers or directors, may have engaged in activities as part of an effort to profit from unlawful trading activity in our stock. As a result, the Company may be subject to civil or criminal actions, fines or penalties. If any proceedings are commenced against the Company, the Company will need to spend significant money and management time in the Company's defense. If a court determined

                                FUTURELINK CORP.

that the Company participated in these activities, the Company could be liable for damages or penalties that would have a material adverse effect on the Company's financial condition and results of operation.



     SmallCaps OnLine Group LLC, previously known as Bridge Technology Group LLC, sued the Company on January 12, 2000 in the New York County Supreme Court to recover fees the Company allegedly owed for advisory and investor relations services. SmallCaps' complaint requested compensation for fees totaling $5.1 million, as well as warrants to purchase an aggregate of 3,289,689 shares of common stock at exercise prices ranging from $1.00 to $8.50 per share. The total value of the damages SmallCaps claimed was $110.0 million. On February 11, 2000, the Company settled SmallCaps' complaint by agreeing to pay SmallCaps $5.0 million on or before March 14, 2000, and to issue to SmallCaps warrants to purchase an aggregate of 3,000,000 shares of our common stock at exercise prices ranging from $8.50 to $22.50 per share, subject to anti-dilution protection. Since the issuance of these warrants, their exercise prices have been adjusted and now range from $8.33 to $22.05 per share. The Company issued the warrants to SmallCaps on March 1, 2000 and paid SmallCaps the $5.0 million on March 14, 2000. The total value of the settlement on February 11, 2000 was $65.0 million which has been recorded in the accompanying consolidated balance sheets as a charge to paid-in capital.



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



     On January 7, 2000, Tony Bryson, an individual who had previously been employed by the Company, filed a lawsuit against the Company seeking $180,000 for the value of lost stock options, salary and benefits the Company allegedly promised him, and other damages he allegedly sustained as a result of alleged actions by the Company. This lawsuit has been filed under Canadian law. Canadian law provides for severance pay to any employee of the Company Canadian operations in an amount that is appropriate based on, among other things, the nature of the position held by the employee and the length of time the employee worked for the company, unless the employer can establish that the termination was for just cause. The exact amount of severance pay is often disputed between employers and employees in Canada.

                                FUTURELINK CORP.

Accordingly, there is a risk that in addition to this lawsuit, one or more other former employees will make claims for cash severance pay as well as options.



     On January 26, 2000, Michael Chan filed a suit in the Court of Queen's Bench of Alberta, Judicial District of Calgary alleging that FutureLink Alberta breached its contract to deliver him options to purchase 250,000 shares of FutureLink Alberta at $1.00 per share. Mr. Chan seeks 50,000 shares of common stock or, alternatively, damages of approximately $1.5 million in cash, general damages of approximately $200,000 and punitive damages of approximately $200,000. We have filed a statement of defense in this action refuting Mr. Chan's claims.



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



     The Company is currently aware of other former employees and consultants who may make claims against the Company that represent, in the aggregate, $1.5 million in damages which includes approximately 95,000 stock options and monetary damages. At this time, management is unable to determine an amount, if any, it may ultimately be required to pay to settle these issues.



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

                                FUTURELINK CORP.

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


     On April 28, 2000, the Company completed a private placement of approximately $15 million of common equity with institutional private equity investors. As part of this private placement, the Company issued to the investors 1,764,704 shares of common stock and warrants to purchase 441,176 shares of common stock at $9.25 per share.



     From January 1, 2000 through April 29, 2000, certain note holders of convertible debt converted $796,000 of debt into 865,568 shares of common stock in accordance with the terms contained in the convertible debt agreements.

                                 EXHIBIT INDEX


EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
  2.1      Share Purchase Agreement dated August 4, 1998 between
           FutureLink Distribution Corp., a Colorado corporation,
           Donald A. Bialik, Olivia B. Bialik, Bialik Family Trust,
           Riverview Management Corporation, SysGold Ltd., and
           FutureLink Distribution Corp., an Alberta corporation(1)
  2.2      Targetco Acquisition Agreement dated August 3, 1998 between
           FutureLink Distribution Corp., a Colorado corporation, and
           FutureLink Alberta(1)
  2.3      Amending Agreement to Share Purchase Agreement dated August
           21, 1998 between FutureLink Distribution Corp., a Colorado corporation, Donald A. Bialik, Olivia B. Bialik, Bialik
           Family Trust, Riverview Management Corporation, SysGold
           Ltd., and FutureLink Alberta(3)
  2.4      Agreement and Plan of Reorganization and Merger dated June
           2, 1999 between FutureLink Distribution Corp., FutureLink
           California Acquisition Corp., Executive Lan Management,
           Inc., dba Micro Visions, and the selling shareholders of
           Micro Visions(6)
  2.5      Agreement and Plan of Merger dated August 1, 1999 between
           FutureLink Distribution Corp. and FutureLink California
           Acquisition Corporation, a Delaware corporation(8)
  2.6      Agreement and Plan of Reorganization and Merger dated
           September 7, 1999 between FutureLink Distribution Corp.,
           FutureLink Pleasanton Acquisition Corp., CN Networks, Inc.,
           and the selling shareholders of CN Networks(9)
  2.7      Agreement and Plan of Reorganization and Merger dated
           September 7, 1999 between FutureLink Distribution Corp.,
           FutureLink Michigan Acquisition Corp., Async Technologies,
           Inc., and the selling shareholders of Async Technologies(10)
  2.8      Certificate of Merger dated October 15, 1999 of FutureLink
           Distribution Corp., a Colorado corporation, into FutureLink
           California Acquisition Corp., a Delaware corporation(8)
  2.9      Amending Agreement dated October 15, 1999 to Agreement and
           Plan of Reorganization and Merger between FutureLink Corp.,
           FutureLink California Acquisition Corp., and the selling
           shareholders of Micro Visions(8)
  2.10     Amending Agreement dated October 29, 1999 to Agreement and
           Plan of Reorganization and Merger, between FutureLink
           Distribution Corp., FutureLink Michigan Acquisition Corp.,
           Async Technologies, and the selling shareholders of Async
           Technologies(10)
  2.11     Amending Agreement dated October 31, 1999 to Agreement and
           Plan of Reorganization and Merger between FutureLink Corp.,
           FutureLink Pleasanton Acquisition Corp., CN Networks, and
           the selling shareholders of CN Networks(9)
  2.12     Amending Agreement dated November 14, 1999 to Agreement and
           Plan of Reorganization and Merger between FutureLink Corp.,
           FutureLink Michigan Acquisition Corp., Async Technologies,
           and the selling shareholders of Async Technologies(10)
  2.13     Agreement for the Sale and Purchase of the Entire Issued
           Share Capital of KNS Holdings Limited dated November 15,
           1999 between FutureLink Corp. and the selling shareholders of KNS Holdings(11)
  2.14     Amending Agreement dated November 26, 1999 to Agreement and
           Plan of Reorganization and Merger between FutureLink Corp.,
           FutureLink Michigan Acquisition Corp., Async Technologies,
           and the selling shareholders of Async Technologies(10)
  2.15     The Agreement and Plan of Reorganization and Merger dated
           December 2, 1999 by and among FutureLink Corp., FutureLink
           Maryland Acquisition Corp., Vertical Software, Inc., Curtis
           Eshelman and James C. Harvey(13)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
  2.16     Supplemental Agreement dated December 20, 1999 to Agreement for Sale and Purchase of the Entire Issued Share Capital of
           KNS Holdings, between FutureLink Corp. and the selling
           shareholders of KNS Holdings(11)
  2.17     The Agreement and Plan of Reorganization and Merger dated
           February 1, 2000 by and among FutureLink Corp., FutureLink
           Delaware Acquisition Corp., MicroLAN Systems Inc., Madison
           Consulting Resources Inc., Madison Consulting Resources (NJ)
           Inc., Ira Silverman, Richard Silverman, Adam Silverman and
           Adam Fox(14)
  3.1      Certificate of Incorporation of FutureLink Corp.(8)
  3.2      Bylaws of FutureLink Corp.(8)
 10.1      Stock Option Plan dated June 29, 1998(1)
 10.2      First Amendment to Second Amended and Restated Stock Option
           Plan dated December 10, 1999, as amended(12)
 10.3      Agency Agreement dated April 14, 1999 between FutureLink
           Distribution Corp. and Commonwealth Associates, L.P.(5)
 10.4      Letter Agreement dated December 6, 1999 between FutureLink
           Distribution Corp. and Thomson Kernaghan & Co. Limited(12)
 10.5      Advisory Agreement dated May 1, 1999 between FutureLink
           Distribution Corp. and Commonwealth Associates, L.P.(5)
 10.6      Agency Agreement dated July 1, 1999 between FutureLink
           Distribution Corp. and Commonwealth Associates, L.P.(7)
 10.7      Loan Agreement dated August 1, 1999 between FutureLink Corp.
           and Vincent Romano(7)
 10.8      Securities Purchase Agreement dated October 15, 1999 between
           FutureLink Corp., Pequot Private Equity Fund II, L.P. and
           certain other investors(8)
 10.9      Amended and Restated Registration Rights Agreement dated
           April 28, 2000 between FutureLink Corp., Pequot Private
           Investment Fund II, L.P., and certain other investors
           (blacklined to the Registration Rights Agreement dated
           October 15, 1999 between the parties which was filed as an
           Exhibit to the Registration Statement on Form SB-2 filed on
           February 11, 2000)(16)
 10.10     Securities Purchase Agreement dated April 28, 2000 between
           FutureLink Corp., Pequot Private Equity Investment Fund II,
           L.P. and Pequot Endowment Fund, L.P.(16)
 10.11     Form of Warrant to Purchase Shares of Common Stock(16)
 10.12     Registration Rights Agreement dated December 6, 1999 between
           FutureLink Corp. and CPQ Holdings, Inc.(12)
 10.13     Securities Purchase Agreement dated December 6, 1999 between
           FutureLink Corp. and CPQ Holdings, Inc.(12)
 10.14     Employment Agreement dated June 1, 1999 between Philip
           Ladouceur and FutureLink Distribution Corp.(12)(17)
 10.15     Employment Agreement dated September 30, 1999 between Glenn
           C. Holmes and FutureLink Corp.(12)
 10.16     Employment Agreement dated August 1, 1999 between Vincent
           Romano and FutureLink Corp.(12)
 10.17     Client/Agency Agreement dated August 7, 1999 between Sicola,
           Martin, Koons & Frank, Inc. and FutureLink Distribution
           Corp., as revised(12)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 10.18     Master Loan and Security Agreement dated November 3, 1999
           between Transamerica Business Credit Corporation, FutureLink
           Corp. and FutureLink Micro Visions Corp.(12)
 10.19     Security Agreement dated November 3, 1999 between
           Transamerica Business Credit Corporation and FutureLink
           Distribution Corp.(12)
 10.20     Master Lease and Financing Agreement dated November 15, 1999 between Compaq Financial Services and FutureLink Corp.(12)
 10.21     Master Lease Agreement dated December 16, 1999 between
           EMC(2) Corporation and FutureLink Corp.(12)
 10.22     Revised Offer to Lease dated March 24, 1998 between Bow
           Valley Square Management Ltd. and SysGold, Ltd., as amended, for 250 6th Avenue, Calgary(1)
 10.23     Lease Agreement dated September 23, 1999 between Kilroy
           Realty, L.P., Kilroy Realty Corporation, and FutureLink
           Distribution Corporation for 220 Technology Drive, Irvine
           and assignment thereof dated October 15, 1999(12)
 10.24     Microsoft Certified Solution Provider Agreement dated
           January 28, 2000 between Microsoft and FutureLink
           Corp.(15)(18)
 10.25     Microsoft Application Services Agreement dated December 23,
           1999 between Microsoft and FutureLink Corp.(12)(18)
 10.26     Final Invoice/Enrollment Contract (MSCP) dated April 28,
           1998 between Microsoft and FutureLink Corp.(1)
 10.27     Direct Commercial Service License Agreement dated May 21,
           1999 between Microsoft and FutureLink Distribution
           Corp.(12)(18)
 10.28     Service Agreement dated June 1, 1998 between Willson
           Stationers and FutureLink Alberta(1)
 10.29     Solution Provider Contract dated July 27, 1998 between IBM
           Canada Ltd. and FutureLink/ SysGold Ltd.(1)
 10.30     Hosting Services Distributor Agreement (version 4) dated
           November 12, 1998 between Onyx Software and FutureLink
           Distribution Corp.(12)
 10.31     Onyx Software License Agreement dated August 5, 1998 between
           Onyx Software and FutureLink Distribution Corp.(12)
 10.32     Alliance Partner Agreement dated October 26, 1998 between
           Great Plains Software and FutureLink Distribution Corp.(12)
 10.33     Citrix Solutions Network Gold Renewal Membership Agreement
           dated July 16, 1999 between Citrix and FutureLink
           Distribution Corp.(12)(18)
 10.34     Citrix Solutions Network Platinum Renewal Membership
           Agreement dated April 20, 1999 between Citrix and Async
           Technologies(12)(18)
 10.35     Information Systems Services Agreement dated January 19,
           1999 between FutureLink Alberta and Numac Energy, Inc.(12)
 10.36     Information Systems Services Agreement dated July 1, 1999
           between Canadian Natural Resources, Ltd. and FutureLink
           Alberta(12)
 10.37     Alliance Partner Agreement dated February 12, 1999 between
           FutureLink Alberta and JAWS Technologies(1)
 10.38     Master Consulting Agreement dated December 1, 1998 between
           Ameriquest Mortgage Company and Micro Visions(12)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 10.39     Internet Data Center Services Agreement dated May 7, 1999
           between Exodus Communications, Inc. and Micro Visions(12)
 10.40     Form of EMC(2) Corporation Software License Agreement(12)
 23.1*     Consent of Independent Auditors
 27.1      Financial Data Schedule(19)


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

(12) Included as an Exhibit to FutureLink's Registration Statement on Form SB-2 filed February 11, 2000.


(13) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed February 14, 2000.



(14) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed March 15, 2000.



(15) Included as an Exhibit to FutureLink's First Amendment to Registration Statement on Form SB-2 filed April 14, 2000.



(16) Included as an Exhibit to FutureLink's Second Amendment to Registration Statement on Form SB-2 filed May 3, 2000.



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



(19) Filed electronically with FutureLink Annual Report on Form 10-KSB for the year ended December 31, 1999 filed March 30, 2000.