Form 10QSB
period 2000-06-30
FUTURELINK CORP
filed 2000-08-09
CIK 1061399

================================================================================

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

              FOR THE FISCAL QUARTERLY PERIOD ENDED June 30, 2000

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

     The total number of shares of the Registrant's Common Stock outstanding as of June 30, 2000 was 63,604,902.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                                FUTURELINK CORP.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                                                          PAGE
                                                                          ----

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements...........................................   3
Item 2.   Management's Discussion and Analysis...........................  11

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.............................................   18
Item 2.   Changes in Securities.........................................   18
Item 3.   Defaults Upon Senior Securities...............................   19
Item 4.   Submission of Matters to a Vote of Security Holders...........   19
Item 5.   Other Information.............................................   19
Item 6.   Exhibits and Reports on Form 8-K..............................   20
          SIGNATURES....................................................   21

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                FUTURELINK CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                JUNE 30,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
 ASSETS                                                       (UNAUDITED)
 Current assets:
   Cash and cash equivalents                                   $   5,536      $  19,185
   Restricted cash                                                 1,141          3,099
   Accounts receivable, net                                       28,165         14,284
   Inventory, net                                                  4,907          4,964
   Prepaid expenses                                                2,258            536
   Deferred offering and acquisition costs                         3,533            543
                                                               ---------      ---------
          Total current assets                                    45,540         42,611

Property and equipment, net                                       19,962         10,972
Goodwill and other intangibles, net                              269,625        186,866
Other assets                                                         449            229
                                                               ---------      ---------

         Total assets                                          $ 335,576      $ 240,678
                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Lines of credit                                             $   4,746      $   1,657
   Accounts payable and accrued liabilities                       33,852         15,811
   Settlement payable                                                 --          5,000
   Current portion of long-term debt                              19,271          8,554
   Deferred revenue                                                1,607          1,330
                                                               ---------      ---------
          Total current liabilities                               59,476         32,352

Long term debt, net of current portion                             8,550          4,116
Convertible debentures, net                                           38            874
Deferred taxes                                                       588            588
                                                               ---------      ---------
          Total liabilities                                       68,652         37,930

Commitments and contingencies

Stockholders' equity:
   Preferred stock                                                    --             --
   Common stock, $.0001 par value, 300,000,000 shares
     authorized, 63,604,902 and 52,743,169 shares
     issued and outstanding at 2000 and 1999, respectively             7              7
   Common stock issuable; 3,839,823 and 1,639,850 shares at
     2000 and 1999, respectively                                  59,005         42,636
   Additional paid-in capital                                    245,699        146,150
   Warrants                                                       60,000         60,000
   Deferred compensation                                          (2,171)        (1,393)
   Loan receivable from officer                                       --         (1,500)
   Cumulative foreign currency translation adjustment               (819)           (77)
   Accumulated deficit                                           (94,797)       (43,075)
                                                               ---------      ---------
          Total stockholders' equity                             266,924        202,748
                                                               ---------      ---------

         Total liabilities and stockholders' equity            $ 335,576      $ 240,678
                                                               =========      =========

            See notes to condensed consolidated financial statements.

                                FUTURELINK CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,                           JUNE 30,
                                                             ----------------------------------------------------------------
                                                                  2000           1999              2000             1999
                                                             ----------------------------------------------------------------
 Revenue:
   Hardware and software                                 $     24,852       $       501       $     42,176       $       884
   Service delivery                                             8,719             1,210             14,039             2,571
                                                         ------------       -----------       ------------       -----------
                                                               33,571             1,711             56,215             3,455

Expenses:
   Cost of hardware and software                               20,629               470             34,703               822
   Cost of service delivery                                     6,149             1,739              9,814             3,224
   Selling, general and administration                         18,379             2,940             32,805             4,438
   Goodwill amortization                                       14,668               218             26,451               350
   Depreciation and other amortization                          1,747               460              3,241               960
                                                         ------------       -----------       ------------       -----------
                                                               61,572             5,827            107,014             9,794
                                                         ------------       -----------       ------------       -----------

Net loss from operations                                      (28,001)           (4,116)           (50,799)           (6,339)

 Interest expense                                                 803             6,408              1,232             7,406
 Interest income                                                 (108)               --               (334)               --
                                                         ------------       -----------       ------------       -----------

Net loss before income taxes and extraordinary item           (28,696)          (10,524)           (51,697)          (13,745)
Provision (benefit) for income taxes                              (93)             (119)                25              (238)
                                                         ------------       -----------       ------------       -----------

Net loss before extraordinary item                            (28,603)          (10,405)           (51,722)          (13,507)
Extraordinary item                                                 --              (845)                --              (845)
                                                         ------------       -----------       ------------       -----------

Net loss                                                 $    (28,603)      $   (11,250)      $    (51,722)      $   (14,352)
                                                         ============       ===========       ============       ===========
Net loss per share -- basic and diluted:
   Net loss before extraordinary item                    $      (0.47)      $     (1.68)      $      (0.89)      $     (2.25)
   Extraordinary item                                              --             (0.14)                --             (0.14)
                                                         ------------       -----------       ------------       -----------

Net loss                                                 $      (0.47)      $     (1.82)      $      (0.89)      $     (2.39)
                                                         ============       ===========       ============       ===========
Weighted average shares -- basic and diluted               61,059,909         6,175,671         58,203,757         5,995,831
                                                         ============       ===========       ============       ===========

            See notes to condensed consolidated financial statements.

                                FUTURELINK CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                               -------------------------
                                                                   2000           1999
                                                               ---------      ----------
OPERATING ACTIVITIES
Net loss                                                       $ (51,722)      $(14,352)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Depreciation and amortization                                     29,692          1,310
Deferred income taxes                                                 --           (238)
Extinguishment of debt                                                --            433
Amortization of deferred compensation                              1,440             --
Amortization of  finance fees                                         --          1,466
Common stock, warrants and options issued for services               250          1,955
Non-cash interest expense                                             --          7,235
Change in operating assets and liabilities, net of
 effect of business acquisitions:
  Accounts receivable                                             (4,542)          (584)
  Inventory                                                        1,590           (105)
  Prepaid expenses                                                (1,534)        (1,586)
  Deferred offering costs                                         (2,990)            --
  Other assets                                                       (97)            --
  Accounts payable and accrued expenses                           11,137         (1,461)
  Settlement payable                                              (5,000)            --
  Deferred revenue                                                  (506)            --
                                                               ---------       --------

  NET CASH USED IN OPERATING ACTIVITIES                          (22,282)        (5,927)
                                                               ---------       --------

INVESTING ACTIVITIES
Cash paid for purchase of property and equipment                  (2,830)        (1,383)
Cash paid for business acquisitions, net of cash balances
  acquired                                                       (17,965)            --
Cash advances to unconsolidated subsidiary                            --         (1,220)
Decrease in restricted cash                                        1,958             --
                                                               ---------       --------
   NET CASH USED IN INVESTING ACTIVITIES                         (18,837)        (2,603)
                                                               ---------       --------

FINANCING ACTIVITIES
Net cash paid under lines of credit                                 (411)          (180)
Proceeds from issuance of common shares, net                      14,992             (5)
Proceeds from exercise of employee stock options                   1,016             --
Proceeds from exercise of warrants                                18,076             --
Proceeds from issuance of notes payable                               --            248
Repayment of acquisition notes                                    (3,624)            --
Repayment of capital lease obligation                             (1,614)           (18)
Issuance of convertible debentures, net of costs                     (94)        10,921
Exchange of shares in settlement of employee advance                (129)
Repayment of convertible debentures and promissory notes              --         (2,071)
                                                               ---------       --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                      28,212          8,895
                                                               ---------       --------

Effect of currency rate changes                                     (742)          (114)

Decrease in cash                                                 (13,649)           251
Cash at beginning of period                                       19,185              7
                                                               ---------       --------
CASH AT END OF PERIOD                                          $   5,536       $    258
                                                               =========       ========

NON CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of businesses:
  Assets acquired                                              $ 120,717       $     42
  Liabilities assumed                                             11,462             --
  Notes payable issued                                            11,671             --
  Common stock and options issued                                 79,619             42
                                                               ---------       --------
     Cash paid for acquisitions                                   17,965             --

Capital lease obligations                                          8,410            175
Conversion of convertible debt to equity                             836          1,561

SUPPLEMENTAL INFORMATION, CASH PAID FOR:
Interest                                                       $     734       $     35
Income Taxes                                                          25             --

            See notes to condensed consolidated financial statements.

                                FUTURELINK CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements reflect the results of operations for FutureLink Corp. and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in FutureLink's Annual Report on Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission (SEC) on March 30, 2000.

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

     The Company has experienced net losses over the past two years and has an accumulated deficit of approximately $94.8 million at June 30, 2000. Such losses are attributable to both cash losses resulting from costs incurred in the development of the Company's services and infrastructure, interest expense and non-cash charges. Subsequent to June 30, 2000, the Company completed two equity financing transactions resulting in approximately $47.4 million of proceeds to the Company. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services.

NOTE 2. ACQUISITIONS

Vertical Software, Inc.

     On January 31, 2000, the Company acquired Vertical Software, Inc. ("VSI"), a U.S. mid-Atlantic regional provider of system integration and information technology services. The agreement provides for a merger of VSI with a subsidiary of the Company such that all of VSI's outstanding stock was sold to the Company in exchange for consideration of $27.6 million consisting of $8.1 million cash and 1,026,316 common shares of the Company's common stock valued at $19.5 million. The acquisition was accounted for by the purchase method of accounting, and the excess purchase price of $26.7 million over the estimated fair value of net assets acquired was allocated to goodwill and is being amortized over five years.

MicroLAN Systems, Inc.

     On February 29, 2000, the Company acquired MicroLAN Systems, Inc., doing business as Madison Technology Group, Madison Consulting Resources, Inc. and Madison Consulting Resources NJ, Inc. The companies were acquired for total consideration of $57.5 million, consisting of $6.5 million cash, a note payable in the amount of $7.3 million that is secured by the Company's shares of a new subsidiary formed for the acquisition, and 1,975,170 shares of common stock valued at $43.7 million. The acquisition was accounted for by the purchase method of accounting. In connection therewith, $12.4 million of the purchase price was allocated to assembled workforce and is being amortized over three years, and $45.2 million of the excess purchase price over the estimated fair value of net assets acquired was allocated to goodwill and is being amortized over five years.

Charon Systems Inc.

     On June 19, 2000, the Company acquired Charon Systems Inc. ("Charon") for total consideration of $21.5 million, consisting of $0.7 million cash, a note payable in the amount of $4.4 million which was paid on July 11, 2000 and exchangeable shares convertible into 2,199,973 shares of the Company's common stock valued at $16.4 million. The acquisition was accounted for by the purchase method of accounting, and the excess purchase price of $20.7 million over the estimated fair value of net assets acquired was allocated to goodwill and is being amortized over five years.

     The following pro forma results of operations give effect to the acquisition of the above companies as if the transactions had occurred on January 1, 1999 (dollars in millions):

                      THREE MONTHS ENDED      SIX MONTHS ENDED
                           JUNE 30,               JUNE 30,
                      ------------------      -----------------
                       2000       1999         2000       1999
                      -----      -----        -----      -----
                          (UNAUDITED)            (UNAUDITED)
Revenue               $37.7      $28.7        $68.7      $52.3
Net loss               28.9       25.0         59.2       42.3
Loss per share        $0.46      $0.99        $0.97      $1.68

3. GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangible assets are comprised of the following at June 30, 2000 and December 31, 1999 (in thousands):

                                                              JUNE 30,      DECEMBER 31,
                                                                2000           1999
                                                              ---------     -----------
                                                             (UNAUDITED)
Goodwill....................................................  $286,915       $189,699
Assembled workforce.........................................    15,166          3,200
                                                              --------       --------
Total.......................................................   302,081        192,899
Less accumulated amortization...............................   (32,456)        (6,033)
                                                              --------       --------
Goodwill and other intangibles..............................  $269,625       $186,866
                                                              ========       ========

4. LINE OF CREDIT AGREEMENTS

     The Company has a credit facility agreement with a bank that allows borrowings up to a maximum of $10 million based upon the Company meeting certain performance criteria. Borrowings under the credit agreement at June 30, 2000 were $3.6 million and the Company had utilized an additional $1.0 million to secure an outstanding letter of credit. The facility bears interest at rates that vary from prime (9.5% at June 30, 2000) plus 1% to prime plus 3% per annum based upon the Company maintaining certain operating performance levels, and is payable on demand. The facility is secured by receivables and other assets of certain subsidiaries of the Company, and guarantees and a pledge of a percentage of the shares of those subsidiaries. The agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company. As of June 30, 2000, the Company was either in compliance with, or had obtained waivers for, all covenants, limitations and restrictions. At June 30, 2000 the aggregate unused available amount under the agreement was approximately $0.4 million.

     The Company maintains lines of credit at two other banks that allow aggregate borrowings of $1.1 million, all of which was borrowed at June 30, 2000. The lines bear interest at various rates ranging from prime plus 1% to prime plus 3% per annum, and mature at various intervals through November 30, 2000. The lines are secured by certificates of deposits aggregating $1.1 million (reflected as restricted cash on the accompanying consolidated balance sheet at June 30, 2000).

5. LONG-TERM DEBT

     Long-term debt consists of the following at June 30, 2000 and December 31, 1999 (in thousands):

                                                                 JUNE 30,   DECEMBER 31,
                                                                   2000         1999
                                                               -----------  ------------
                                                               (UNAUDITED)

Capital lease obligations, net of original issue discount of
  $617 and $727, respectively...............................    $ 13,090      $ 5,985
Notes payable to former KNS stockholders....................       3,061        6,685
Note payable to former MicroLAN stockholders................       7,250           --
Note payable to former Charon stockholders..................       4,420           --
                                                                --------      -------

                                                                  27,821       12,670
Less current portion of long-term debt......................     (19,271)      (8,554)
                                                                --------      -------
Long-term debt..............................................    $  8,550      $ 4,116
                                                                ========      =======

     Capital lease obligations are for the lease of up to $22.5 million of computer hardware and related infrastructure costs. Aggregate monthly payments are currently $492,000 and are based upon twenty four to sixty month amortization periods, including interest implicit in the lease at rates ranging from 9% to 14% per annum. As of June 30, 2000, the Company had available borrowings of $11.4 million under the various lease lines. In addition to the lease payments, the Company issued to the lessors warrants valued at $727,000 to acquire 42,553 shares of common stock at $8.50 per share. The value of the warrants has been reflected as a discount of the related debt, and is being amortized to interest expense over the life of the debt.

     Notes payable to former KNS stockholders consisted of a note of $2.7 million, which was paid in May 2000, and a note of $4.0 million, of which $1.0 million was paid in June 2000 and the remainder of the note was subsequently paid in July 2000.

     Note payable to former MicroLAN stockholders consisted of a note payable in the amount of $7.25 million, which was subsequently paid in July 2000.

     Note payable to former Charon stockholders consisted of a note payable in the amount of $4.4 million, which was subsequently paid in July 2000.

5. STOCKHOLDERS' EQUITY

Issuance of Common Stock and Warrants for Cash

     On April 28, 2000, the Company completed a private placement of common equity with institutional private equity investors for approximately $15 million. A total of 1,764,704 restricted shares of common stock and warrants to purchase 441,176 shares of common stock at an exercise price of $9.25 per share were issued. The warrants expire at the end of April 2003.

Issuance of Common Stock upon Exercise of Warrants

     During the six months ended June 30, 2000, warrant holders exercised their rights to acquire 2,630,298 shares of common stock at an effective price of $7.50 per share for aggregate net proceeds to the Company of $18.0 million. The warrants had an adjusted (for anti-dilution) exercise price of $8.40 per share and the holders of these warrants effectively paid $7.50 per share after adjustment for a warrant exercise fee of $0.90 for each warrant exercised.

Issuance of Common Stock upon Conversion of Convertible Debt

     On March 30, 2000 certain note holders of convertible debt and accrued interest thereon converted approximately $217,000 of debt into 189,160 shares of common stock.

     On April 29, 2000, certain holders of convertible debt and accrued interest thereon converted $621,000 of debt into 676,408 shares of common stock in accordance with the terms contained in the convertible debt agreement. The Company incurred approximately $96,000 of costs in connection with the conversion.

Issuance and Exercise of Stock Options

     On May 26, 2000, Glen Holmes, the Company's President and Chief Operating Officer and one of its directors, granted to the Company an option to purchase 600,000 shares of the Company's common stock at $5.50 per share, the fair market value at the date of grant. The Company may only exercise this option to the extent employees to whom the Company granted reciprocal options exercise those options. On the same date, Mr. Holmes also granted to two of the Company's employees options to purchase 2,400,000 shares of the Company's common stock at $5.50 per share, the fair market value at the date of grant. The options were granted covering shares personally owned by Mr. Holmes to employees who were formerly employed at Executive LAN Management, Inc.

     During the six months ended June 30, 2000, the Company recorded approximately $2.2 million in deferred compensation for the difference between the exercise price of certain of the Company's stock options and warrants that were granted during the period and the fair market value of the underlying common stock. Such amount has been presented as a reduction to stockholders' equity and is being amortized ratably over the vesting period of the applicable options. The Company amortized an aggregate of $1.4 million of deferred compensation during the six months ended June 30, 2000.

Loan Receivable from Officer

     On August 1, 1999, the Company loaned $2.0 million to an executive with recourse, which was then used by the executive to purchase 232,829 common shares of the Company. The loan receivable was recorded as a reduction of stockholders' equity, and $250,000 of the principal amount of the loan was to be forgiven on a quarterly basis. The shares had been escrowed and were to be released from escrow on a quarterly basis commencing January 1, 2000. The Company released 87,349 of these shares to the employee. During the six months ended June 30, 2000, the Company recognized $250,000 as salary expense relating to the services received from the employee in relation to the loan agreement.

     On June 30, 2000 the Company and the employee agreed to terminate the loan agreement and cancel the issuance of any further shares. In addition, the employee returned 14,212 of these shares to the Company valued at the then current market price of $129,000 in settlement of an employee advance.

7. CONTINGENCIES

     From time to time we are a defendant or plaintiff in litigation arising in the ordinary course of our business. To date, other than litigation SmallCaps OnLine Group LLC brought and the subsequent settlement of that action, no litigation has had a material effect on us and, as of the date of this Quarterly Report, we are not a party to any material litigation except as set forth below or previously disclosed in our Annual Report on Form 10-KSB filed on March 29, 2000.

     On July 12, 2000, Integrated Solutions Corp. filed a Statement of Claim in the Court of Queen's Bench of Alberta, Judicial District of Calgary, against FutureLink Alberta and Brian Greenlaw, a former employee of Integrated Solutions, Inc., and a current employee of FutureLink Alberta. The Statement of Claim alleges that FutureLink Alberta induced Mr. Greenlaw to breach an employment agreement with Integrated Solutions, Inc. and to disclose to FutureLink Alberta confidential information. Integrated Solutions, Inc., is seeking to recover $1.5 million from FutureLink Alberta and Mr. Greenlaw, jointly.

     In July 2000, we paid Tony Bryson, a former employee, $5,000 to settle the lawsuit he filed against us in which he sought $180,000 for the value of lost stock options, salary and benefits we allegedly promised him, and other damages he allegedly sustained as a result of our actions. Other than the Statement of Defense we filed in connection with the lawsuit filed against us by Michael Chan, and the settlement of our litigation with our former Chief Executive Officer and a director, Mr. Cameron Chell, and various other defendants, there have been no material developments in any material litigation except those disclosed in our Quarterly Report on Form 10-QSB filed on May 15, 2000.

8. SUBSEQUENT EVENTS

     Subsequent to June 30, 2000, the Company entered into two equity transactions that raised an aggregate of $47.4 million as follows:

     On July 6, 2000, the Company sold to Microsoft Corporation, for proceeds of $10 million, 1,428,571 shares of FutureLink Series A Redeemable Convertible Preferred Stock for a price of $7.00 per share. The Company will also issue to Microsoft a warrant with a five-year term to purchase up to an additional 1,142,857 shares of preferred stock at an exercise price of $7.00 per share. The preferred stock will provide for the voluntary and, under certain circumstances, mandatory redemption of the preferred stock into shares of common stock on a one-for-one basis, subject to anti-dilution adjustments. In addition, Microsoft will have the right to nominate one director for election to FutureLink's Board of Directors.

     On July 7, 2000, the Company completed a public offering of 6,250,000 shares of its common stock at a price of $7 per share, resulting in net proceeds of $37.4 million after deducting underwriting discounts and commissions and offering costs.

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

     We introduced our ASP services in March 1999 and launched our sales program for ASP services in July 1999. Since then, we have built our server-based computing business through seven acquisitions that we closed between October 15, 1999, and June 19, 2000 as follows:

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

     - On June 19, 2000, we acquired Charon Systems Inc. for total consideration of $21.5 million.

     Our acquisitions reflect our strategy to rapidly expand our market penetration and our ability to deliver ASP services. All of the companies we have acquired to date offer their customers information technology services, specializing in server-based applications relying on software from Citrix Systems, Inc. The Citrix Systems software interacts with Windows NT Terminal Server software from Microsoft, the same software used by us to run our ASP servers. The acquisitions have allowed us to enter other major markets through an established market participant, with local sales and marketing teams now able to offer both server-based integration and outsourcing services and ASP, while allowing us to leverage the talents of additional technical staff to deliver ASP as well as the more traditional server-based computing solutions to a wider range of clients.

     The acquisitions resulted in approximately $302 million of purchase price in excess of net assets acquired and assembled workforce that we have allocated to goodwill. We believe that in respect of our acquisitions we will be able to realize the value of the goodwill acquired through the overall expansion of our ASP business based on our strategic business plan. We will periodically evaluate the goodwill based upon the future undiscounted cash flows using the forecasts in our strategic business plan. If our estimate of future undiscounted cash flow should change or our strategic business plan is not achieved, future analyses may indicate insufficient future undiscounted cash flows to recover the carrying value of the goodwill, in which case the goodwill would be written down to fair value.

     Our historical financial statements for the three and six month periods ended June 30,1999 reflect FutureLink's historical Canadian business and Canadian ASP operations and do not reflect any United States server-based computing, ASP business or server-based computing distribution business until the effective dates of the acquisitions listed above. These acquired businesses now represent a significant portion of our revenue, operations and employees.

     Our analysis of operations for the three and six month periods ended June 30, 2000 and 1999 follows. We have omitted a narrative comparison of operations for the three and six month periods ended June 30, 2000 as compared to the three and six month periods ended June 30, 1999 as our significant acquisition activity during late 1999 and 2000 distorts the comparison.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30,1999

  Revenue

     The components of our revenue for the three months ended June 30, 2000 and 1999 were as follows (in millions):

                                                              June 30,   June 30,
                                                                2000       1999
                                                              --------   --------
Sale of hardware and software...............................   $24.9       $ .5
Service delivery............................................     8.7        1.2
                                                               -----       ----
     Total..................................................   $33.6       $1.7
                                                               =====       ====

     Revenue for the three months ended June 30, 2000 consisted of $8.7 million of information technology outsourcing revenue, of which $1.0 million related to ASP service revenue. We also purchase and resell hardware and software to our customers as part of our services, which accounted for $24.9 million of revenue for the three months ended June 30, 2000.

     Revenue for the three months ended June 30, 1999 consisted of $1.2 million of information technology outsourcing revenue. The purchase and resale of hardware and software to our customers accounted for $0.5 million of revenue for the three months ended June 30, 1999.

  Cost of Goods Sold

     Cost of goods sold reflects costs of hardware and software purchased for resale to customers. Our cost of goods sold for the three months ended June 30, 2000 was $20.6 million, or 83% of related hardware and software sales.

     Cost of goods sold for the three months ended June 30, 1999 was $0.5 million, or 94% of hardware and software sales.

  Cost of Service Delivery

     Our cost of service delivery for the three months ended June 30, 2000 was $6.1 million, or 71% of service delivery revenue. Our cost of service delivery reflects payroll and benefit costs for our outsourcing consultants who support the information technology activities of our clients and payroll, benefit, and operational costs related to testing and operating our data center and installing and supporting software applications related to our ASP and information technology outsourcing businesses.

     Our cost of service delivery for the three months ended June 30, 1999 was $1.7 million, or 144% of service delivery revenue. This includes amounts related to the cost of service delivery of information technology outsourcing and the direct cost related to the development of our ASP services, including operating a "beta test" data center for early customers.

     Selling, General and Administrative Expenses

     Our selling, general and administrative expenses include travel, payroll, operations, advertising, and marketing expenses to secure customers and to develop business partnerships, as well as for meeting and developing relationships with industry analysts and financiers. Selling, general and administrative expenses for the three months ended June 30, 2000 increased $15.5 million to $18.4 million, from $2.9 million in the comparable period in 1999. The increase in such costs results from the expansion of our ASP business which resulted in increased payroll and operating costs, additional costs for our financing and marketing activities, and the additional selling, general and administrative costs of the subsidiaries that we acquired during 1999 and the first quarter of 2000. The 2000 amount also includes $2 million we incurred on a marketing and advertising campaign designed to generate consumer awareness of our product and $0.5 million of non-cash compensation charges relating to the issuance of our common stock, options and warrants.

     Our selling, general and administrative expenses for the three months ended June 30, 1999 were $2.9 million. The 1999 amount also includes $1.4 million of non-cash compensation charges relating to the issuance of our common stock, options and warrants.

     Depreciation and Amortization of Goodwill and Other Intangible Assets

     Our depreciation and amortization costs for the three months ended June 30, 2000 and 1999 are comprised of the following (in millions):

                                                              June 30   June 30,
                                                                2000     1999
                                                              -------   -------

Goodwill amortization.......................................  $14.7      $0.2
Depreciation and other amortization.........................    1.7       0.5
                                                              -------    ----
                                                              $16.4      $0.7
                                                              =======    ====

     Amortization of goodwill for the three months ended June 30, 2000 relates to the acquisitions made during 1999 and the six months ended June 30, 2000. Our depreciation and other amortization expense for the three months ended June 30, 2000 includes depreciation on the expansion of our Irvine and Canadian data centers, software user licenses, and office and leasehold improvements, and amortization of our assembled workforce.

     Our amortization of intangible assets for the three months ended June 30, 1999 relates to the amortization of the assembled workforce that we acquired during 1998.

  Interest Expense

     Our interest expense of $0.8 million for the three months ended June 30, 2000 relates to interest on bank indebtedness and lines of credit, capital lease obligations and convertible debt outstanding during the three months.

     Our interest expense of $6.4 million for the three months ended June 30, 1999 includes a non-cash $6.3 million charge related to amortization of intrinsic value of conversion features related to convertible debenture financing and $0.1 million related to interest on bank indebtedness and lines of credit, capital lease obligations and convertible debt outstanding during the three months.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30,1999

  Revenue

     The components of our revenue for the six months ended June 30, 2000 and 1999 were as follows (in millions):

                                                              June 30,   June 30,
                                                                2000       1999
                                                              --------   --------
Sale of hardware and software...............................   $42.2       $ .9
Service delivery............................................    14.0        2.6
                                                               -----       ----
     Total..................................................   $56.2       $3.5
                                                               =====       ====

     Revenue for the six months ended June 30, 2000 consisted of $14.0 million of information technology outsourcing revenue, of which $1.5 million related to ASP service revenue. We also purchase and resell hardware and software to our customers as part of our services, which accounted for $42.2 million of revenue for the six months ended June 30, 2000.

     Revenue for the six months ended June 30, 1999 consisted of $2.6 million of information technology outsourcing revenue. The purchase and resale of hardware and software to our customers accounted for $0.9 million of revenue for the six months ended June 30, 1999.

  Cost of Goods Sold

     Cost of goods sold reflects costs of hardware and software purchased for resale to customers. Our cost of goods sold for the six months ended June 30, 2000 was $34.7 million, or 82% of related hardware and software sales.

     Cost of goods sold for the six months ended June 30, 1999 was $0.8 million, or 93% of hardware and software sales.

  Cost of Service Delivery

     Our cost of service delivery for the six months ended June 30, 2000 was $9.8 million, or 70% of service delivery revenue. Our cost of service delivery reflects payroll and benefit costs for our outsourcing consultants who support the information technology activities of our clients and payroll, benefit, and operational costs related to testing and operating our data center and installing and supporting software applications related to our ASP and information technology outsourcing businesses.

     Our cost of service delivery for the six months ended June 30, 1999 was $3.2 million, or 125% of service delivery revenue. This includes amounts related to the cost of service delivery of information technology outsourcing and the direct cost related to the development of our ASP services, including operating a "beta test" data center for early customers.

     Selling, General and Administrative Expenses

     Our selling, general and administrative expenses include travel, payroll, operations, advertising, and marketing expenses to secure customers and to develop business partnerships, as well as for meeting and developing relationships with industry analysts and financiers. Selling, general and administrative expenses for the six months ended June 30, 2000 increased $28.4 million to $32.8 million, from $4.4 million in the comparable period in 1999. The increase in such costs results from the expansion of our ASP business which resulted in increased payroll and operating costs, additional costs for our financing and marketing activities, and the additional selling, general and administrative costs of the subsidiaries that we acquired during 1999 and the first quarter of 2000. The 2000 amount also includes $1.7 million of non-cash compensation charges relating to the issuance of our common stock, options and warrants.

     Our selling, general and administrative expenses for the six months ended June 30, 1999 were $4.4 million. The 1999 amount also includes $1.5 million of non-cash compensation charges relating to the issuance of our common stock, options and warrants.

  Depreciation and Amortization of Goodwill and Other Intangible Assets

     Our depreciation and amortization costs for the six months ended June 30, 2000 and 1999 are comprised of the following (in millions):

                                                             JUNE 30,  JUNE 30
                                                               2000      1999
                                                             --------  -------

Goodwill amortization.......................................  $26.5     $0.4
Depreciation and other amortization.........................    3.2      1.0
                                                              -----     ----
                                                              $29.7     $1.4
                                                              =====     ====

     Amortization of goodwill for the six months ended June 30, 2000 relates to the acquisitions made during 1999 and the six months ended June 30, 2000. Our depreciation and other amortization expense for the six months ended June 30, 2000 includes depreciation on the expansion of our Irvine and Canadian data centers, software user licenses, and office and leasehold improvements, and amortization of our assembled workforce.

     Our amortization of intangible assets for the six months ended June 30, 1999 relates to the amortization of the assembled workforce that we acquired during 1998.

  Interest Expense

     Our interest expense of $1.2 million for the six months ended June 30, 2000 relates mainly to interest on bank indebtedness and lines of credit, capital lease obligations and convertible debt outstanding during the six months.

     Our interest expense of $7.4 million for the six months ended June 30, 1999 includes a non-cash $7.2 million charge related to amortization of intrinsic value of conversion features related to convertible debenture financing and $0.2 million relates to interest on bank indebtedness and lines of credit, capital lease obligations and convertible debt outstanding during the six months.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2000, we had net cash outflows from operating activities of $22.2 million and utilized another $18.0 million for acquisitions. These outflows related mainly to the expansion of our ASP business, our significant acquisition activity and a payment of $5.0 million to SmallCaps Online Group LLC. In addition, during the six months ended June 30, 2000 we invested $2.8 million in property and equipment, mostly in expanding our existing data centers, and for the acquisition of software, hardware and other infrastructure costs necessary to host our ASP customers. These net cash outflows are significantly greater than net cash outflows for the same period in 1999.

     During the six months ended June 30, 2000 we acquired three companies. The total consideration for these acquisitions was $106.5 million consisting of $15.2 million cash; 5,201,459 shares of common stock valued at $79.6 million; and notes payable of $11.7 million, all of which were paid subsequent to June 30, 2000.

     We used the following sources of financing to fund operations, our acquisitions, expansion of our ASP business, our expansion into the United States and the United Kingdom, investments in property and equipment, and for the acquisition of software, hardware and other infrastructure costs necessary to host our ASP customers:

     Issuance of common stock and warrants -- During 1999, we completed a private placement of $50.0 million of common equity with institutional private equity investors and received net proceeds of approximately $46.1 million after deducting commissions and fees. As part of this placement, we issued warrants to acquire 2,401,041 shares of common stock to the investors and the placement agent. The holders exercised these warrants in February 2000, resulting in net proceeds to the Company of $18.0 million. On April 28, 2000, the Company completed a private placement of approximately $15 million common equity with institutional private equity investors. As part of this placement, the Company issued to the investors 1,764,706 shares of common stock and warrants to purchase 441,176 shares of common stock at an exercise price of $9.25 per share. On July 6, 2000, the Company sold to Microsoft Corporation, for proceeds of $10 million, 1,428,571 shares of FutureLink Series A Convertible Preferred Stock for a price of $7.00 per share. The Company will also issue to Microsoft a warrant with a five-year term to purchase up to an additional 1,142,857 shares of preferred stock at an exercise price of $7.00 per share. On July 7, 2000, the Company completed a public offering of 6,250,000 shares of its common stock at a price of $7 per share. The Company received net proceeds of $37.4 from this offering after deducting underwriting discounts, commissions and offering costs.

     Lease Financing -- During the six months ended June 30, 2000, we utilized several capital asset lease lines with financial lenders and computer hardware vendors. These lines allow us to lease up to $22.5 million of computer hardware and related infrastructure. As of June 30, 2000, we have used $11.1 million of these lines. Aggregate monthly payments under these lines are currently $0.4 million, including interest implicit in the lease at rates ranging from 9% to 14% per annum. We have available borrowings of $11.4 million under the various lease lines as of June 30, 2000. These lines have been partially used to build and expand our Irvine, Canadian and United Kingdom data centers.

     Bank Financing --- The Company has a credit facility agreement with a bank that allows borrowings up to a maximum of $10 million based upon the Company meeting certain performance criteria. Borrowings under the credit agreement at June 30, 2000 were $3.6 million and the Company had utilized an additional $1.0 million to secure an outstanding letter of credit. The facility bears interest at rates that vary from prime (9.5% at June 30, 2000) plus 1% to prime plus 3% per annum based upon the Company maintaining certain operating performance levels, and is payable on demand. The facility is secured by receivables and other assets of certain subsidiaries of the Company, and guarantees and a pledge of a percentage of the shares of those subsidiaries. The agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company. As of June 30, 2000, the Company was either in compliance with, or had obtained waivers for, all covenants, limitations and restrictions. At June 30, 2000 the unused available amount under the agreement was approximately $0.4 million.

     The Company maintains lines of credit at two other banks that allow aggregate borrowings of $1.1 million, all of which was borrowed at June 30, 2000. The lines bear interest at various rates ranging from prime plus 1% to prime plus 3% per annum, and mature at various intervals through November 30, 2000. The lines are secured by certificates of deposit aggregating $1.1 million.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time we are a defendant or plaintiff in litigation arising in the ordinary course of our business. To date, other than litigation SmallCaps OnLine Group LLC brought and the subsequent settlement of that action, no litigation has had a material effect on us and, as of the date of this Quarterly Report, we are not a party to any material litigation except as set forth below or previously disclosed in our Annual Report on Form 10-KSB filed on March 29, 2000.

     On July 12, 2000, Integrated Solutions Corp. filed a Statement of Claim in the Court of Queen's Bench of Alberta, Judicial District of Calgary, against FutureLink Alberta and Brian Greenlaw, a former employee of Integrated Solutions, Inc., and a current employee of FutureLink Alberta. The Statement of Claim alleges that FutureLink Alberta induced Mr. Greenlaw to breach an employment agreement with Integrated Solutions, Inc. and to disclose to FutureLink Alberta confidential information. Integrated Solutions, Inc. is seeking to recover $1.5 million from FutureLink Alberta and Mr. Greenlaw, jointly.

     In July 2000, we paid Tony Bryson, a former employee, $5,000 to settle the lawsuit he filed against us in which he sought $180,000 for the value of lost stock options, salary and benefits we allegedly promised him, and other damages he allegedly sustained as a result of our actions. Other than the Statement of Defense we filed in connection with the lawsuit filed against us by Michael Chan, and the settlement of our litigation with our former Chief Executive Officer and a director, Mr. Cameron Chell, and various other defendants, there have been no material developments in any material litigation except those disclosed in our Quarterly Report on Form 10-QSB filed on May 15, 2000.

ITEM 2. CHANGES IN SECURITIES

     (c) Sales of Unregistered Securities during the Quarter

1. On April 28, 2000, we issued 1,746,704 shares of common stock and warrants to purchase up to 441,176 shares of common stock to two U.S.-based investment funds. In exchange for the issuances, we received total consideration of $15.0 million. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. Each purchaser of these securities certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

2. Between April 29 and May 7, 1999, we issued 8% Senior Subordinated Convertible Notes totaling $8,038,500 to various investors, including $433,000 in notes to certain members of management. We also issued warrants to acquire up to 3,802,750 shares of common stock to the various investors and warrants to purchase 216,500 shares to members of our management. Commonwealth Associates, L.P. acted as our placement agent and advisor in the offering in exchange for $723,465 (9% of the gross proceeds of the offering) and 4,000,001 agent's warrants. Between August 23, 1999 and November 8, 1999 we issued 8,579,020 shares upon the conversion of $7,418,000 of principal outstanding on the notes. We also issued 7,329,782 shares upon the exercise of 7,709,001 warrants and agent's warrants. Effective April 29, 2000, the remaining $620,500 of notes converted into 676,408 shares of our common stock. Between May 1 and May 31, 2000, 20,704 shares of common stock were issued upon the exercise of a further 22,500 warrants. These securities were issued by us pursuant to an exemption from registration requirements provided by Rule 506 of Regulation D under the Securities Act Rules. The purchasers of these securities certified that they were "accredited investors" as defined in Rule 501 of Regulation D, were acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

3. Between May 1 and May 31, 2000, 20,704 shares of common stock were issued to various investors upon the exercise of 22,500 warrants issued in connection with our private placement in May 1999 for which Commonwealth Associates, L.P. acted as placement agent. These securities were issued by us pursuant to an exemption from registration requirements provided by Rule 506 of Regulation D under the Securities Act Rules. The purchasers of these securities certified that they were "accredited investors" as defined in Rule 501 of Regulation D, were acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions.

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

5. On June 19, 2000, one of our Canadian subsidiaries issued 2,199,973 exchangeable shares convertible into shares of our common stock to the selling shareholders of Charon Systems Inc. In exchange for the issuances and certain other consideration, we acquired all of the outstanding shares of Charon Systems Inc. We issued these securities under an exemption provided by Rule 903 of Regulation S under the Securities Act Rules. We made no directed selling efforts of these securities within the United States. The purchasers of the securities certified that they were not U.S. persons, were not acquiring the securities for the account or benefit of any U.S. person and would not resell the securities in the U.S. for at least one year. The securities issued by us were appropriately legended to reflect these restrictions and we have the right to refuse to register any transfer of these securities not made in accordance with Regulation S.

6. Between April 1, 2000 and June 30, 2000, we issued an aggregate of 2,599,200 stock options to officers and employees at various exercise prices. We issued these securities under Rule 701 of Regulation E under the Securities Act Rules.

     Except as otherwise set forth above, no underwriters were engaged in the sales of securities described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 27, 2000, we held our Annual Meeting of Stockholders. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against, as well as the number of abstentions and broker non-votes as to each matter:

     (a) The stockholders reelected the entire board of directors with the votes being cast as follows:

         DIRECTOR                           FOR                 WITHHELD
         --------                        ----------             --------
         Phillip R. Ladouceur            44,417,159              45,493
         Glen C. Holmes                  44,417,159              45,493
         Raghu N. Kilambi                44,417,159              45,493
         F. Bryson Farrill               44,417,159              45,493
         Michael S. Falk                 44,417,159              45,493
         Timothy P. Flynn                44,417,159              45,493
         Gerald A. Poch                  44,417,159              45,493
         James P. McNiel                 44,417,159              45,493

     (b) The stockholders approved the proposed Second Amended and Restated Stock Option Plan and the First and Second Amendments to the Second Amended and Restated Stock Option Plan, with the votes being cast as follows:

             FOR            AGAINST        ABSTAIN       BROKER NON-VOTES
         ----------         -------        -------       ----------------
         43,875,339         410,746        176,567             -0-

     (c) The stockholders approved the appointment of Ernst & Young LLP as our independent public accountants for fiscal 2000, with the votes being cast as follows:

             FOR            AGAINST        ABSTAIN       BROKER NON-VOTES
         ----------         -------       ---------      ----------------
         42,966,190          14,956       1,481,506            -0-

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

   1.1       Form of Underwriting Agreement(2)

   2.1 Acquisition and Amalgamation Agreement dated June 16, 2000 between and among FutureLink Corp., FutureLink Distribution Corp. 3045207 Nova Scotia Company, 1423280 Ontario Inc., 1423281 Ontario Inc., Charon Systems Inc., Allan Sherk, Edward Mathewson, Joe Da Silva, Layne Harris, Jason Yetman, David Fung, Blair Collins, Arron Fu, Mark Palangio, Ho Wai Fung, Edward Chi Wai Fung, Malcolm Robins, Dataspec Telecom Multimedia Inc. and The Charon Employee Trust (5)

   10.1      Second Amendment to Second Amended and Restated Stock Option
             Plan (3)

   10.2 Loan Agreement dated May 4, 2000 among Canadian Imperial Bank of Commerce, FutureLink Corp. and FutureLink Distribution Corp. (4)

   10.3 Share Pledge Agreement dated May 4, 2000 among FutureLink Corp. and Canadian Imperial Bank of Commerce (4)

   10.4 Amended and Restated Registration Rights Agreement dated April 28, 2000 between FutureLink Corp., Pequot Private Investment Fund II, L.P., and certain other investors (blacklined to the Registration Rights Agreement dated October 15, 1999 between the parties which was filed as an Exhibit to the Registration Statement on Form SB-2 filed on February 11, 2000)(1)

   10.5 Securities Purchase Agreement dated April 28, 2000 between FutureLink Corp., Pequot Private Equity Investment Fund II, L.P. and Pequot Endowment Fund, L.P.(1)

   27.0**    Financial Data Schedule

-------------------------
**   Filed herewith.

(1) Included as an Exhibit to FutureLink's Second Amendment to Registration Statement on Form SB-2 filed May 3, 2000.

(2) Included as an Exhibit to FutureLink's Fourth Amendment to Registration Statement on Form SB-2 filed June 9, 2000.

(3) Included as an Exhibit to FutureLink's Definitive Proxy Statement filed on June 13, 2000.

(4) Included as an Exhibit to FutureLink's Sixth Amendment to Registration Statement on Form SB-2 filed June 28, 2000.

(5) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed June 30, 2000.

(b) REPORTS ON FORM 8-K IN LAST FISCAL QUARTER.

     (1) On May 10, 2000, we filed a Current Report on Form 8-K reporting (i) the settlement of our lawsuit with Cameron Chell, various other former employees of and consultants to our company and various other defendants, and (ii) our issuance to Pequot Private Equity Fund II, L.P. and Pequot Endowment Fund, L.P., of 1,746,704 shares of common stock together with warrants to purchase 441,176 shares of common stock at an exercise price of $9.25 per share in exchange for just under $15,000,000.

     (2) On June 9, 2000, we filed a Current Report on Form 8-K reporting (i) the undertaking of our public offering of 6,000,000 shares of our common stock, and (ii) that we were considering selling preferred stock to a strategic investor following that offering.

     (3) On June 30, 2000, we filed a Current Report on Form 8-K reporting that we entered into a definitive agreement with Microsoft Corporation to sell Microsoft Series A Convertible Preferred Stock and warrants to purchase the same.

     (4) On June 30, 2000, we filed a Current Report on Form 8-K reporting the closing of our acquisition of Toronto-based Charon Systems Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             FUTURELINK CORP.

Date: August 9, 2000                         By: /s/ R. KILAMBI
                                                 -------------------------------
                                                     Raghu Kilambi,
                                                     Executive Vice-President &
                                                     Chief Financial Officer

Date: August 9, 2000                         By: /s/ Jeffrey S. Marks
                                                 -------------------------------
                                                     Jeffrey S. Marks, Secretary

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

   1.1       Form of Underwriting Agreement(2)

   2.1 Acquisition and Amalgamation Agreement dated June 16, 2000 between and among FutureLink Corp., FutureLink Distribution Corp. 3045207 Nova Scotia Company, 1423280 Ontario Inc., 1423281 Ontario Inc., Charon Systems Inc., Allan Sherk, Edward Mathewson, Joe Da Silva, Layne Harris, Jason Yetman, David Fung, Blair Collins, Arron Fu, Mark Palangio, Ho Wai Fung, Edward Chi Wai Fung, Malcolm Robins, Dataspec Telecom Multimedia Inc. and The Charon Employee Trust (5)

   10.1      Second Amendment to Second Amended and Restated Stock Option
             Plan (3)

   10.2 Loan Agreement dated May 4, 2000 among Canadian Imperial Bank of Commerce, FutureLink Corp. and FutureLink Distribution Corp. (4)

   10.3 Share Pledge Agreement dated May 4, 2000 among FutureLink Corp. and Canadian Imperial Bank of Commerce (4)

   10.4 Amended and Restated Registration Rights Agreement dated April 28, 2000 between FutureLink Corp., Pequot Private Investment Fund II, L.P., and certain other investors (blacklined to the Registration Rights Agreement dated October 15, 1999 between the parties which was filed as an Exhibit to the Registration Statement on Form SB-2 filed on February 11, 2000)(1)

   10.5 Securities Purchase Agreement dated April 28, 2000 between FutureLink Corp., Pequot Private Equity Investment Fund II, L.P. and Pequot Endowment Fund, L.P.(1)

   27.0**    Financial Data Schedule

-------------------------
**   Filed herewith.

(1) Included as an Exhibit to FutureLink's Second Amendment to Registration Statement on Form SB-2 filed May 3, 2000.

(2) Included as an Exhibit to FutureLink's Fourth Amendment to Registration Statement on Form SB-2 filed June 9, 2000.

(3) Included as an Exhibit to FutureLink's Definitive Proxy Statement filed on June 13, 2000.

(4) Included as an Exhibit to FutureLink's Sixth Amendment to Registration Statement on Form SB-2 filed June 28, 2000.

(5) Included as an Exhibit to FutureLink's Current Report on Form 8-K filed June 30, 2000.