Form 10QSB
period 2000-09-30
FUTURELINK CORP
filed 2000-11-14
CIK 1061399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

    For the transition period from _________________ to ________________


                           Commission File No. 0-24833


                                FUTURELINK CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                              95-4763404
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                  2 South Pointe Drive, Lake Forest , CA 92630
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 672-3000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                              6 Morgan, Suite 100
                                Irvine, CA 92618
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of October 31, 2000, 68,104,789 shares of the issuer's common stock, par value $.0001 per share, were outstanding.

--------------------

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ----    ---

                                FUTURELINK CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets as of September 30, 2000
        (unaudited) and December 31, 1999.................................    4

        Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1999 and 2000
        (unaudited).......................................................    5

        Condensed Consolidated Statements of Cash Flows for the nine
        month periods ended September 30, 1999 and 2000 (unaudited).......    6

        Notes to Condensed Consolidated Financial Statements .............    7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS .......   13

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.............................................   27

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................   29

SIGNATURES ...............................................................   30

                           FORWARD LOOKING INFORMATION

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management's current expectations. Examples of such forward-looking statements include the expectations of the Company with respect to its strategy. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurances that the Company's financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical facts are forward-looking statements. The important factors discussed in Part I, Item 2, "Management's Discussion and Analysis or Plan of Operations - Factors That May Affect Future Results", herein, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                FUTURELINK CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           SEPTEMBER 30,       DECEMBER 31,
                                                              2000                1999
                                                           -------------       ------------
                                                            (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                    $  21,877         $  19,185
Restricted cash                                                    562             3,099
Accounts receivable, net                                        25,309            14,284
Inventory                                                        5,018             4,964
Prepaid expenses and other current assets                        2,791               536
                                                             ---------         ---------
         Total current assets                                   55,557            42,068

 Property and equipment, net                                    29,108            10,972
 Goodwill and other intangibles, net                           254,112           186,866
 Deferred offering and acquisition costs                            --               543
 Other assets                                                      950               229
                                                             ---------         ---------
          Total assets                                       $ 339,727         $ 240,678
                                                             =========         =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Lines of credit                                             $   5,464         $   1,657
 Accounts payable and accrued liabilities                       28,417            15,811
 Settlement payable                                                 --             5,000
 Current portion of long-term debt                               6,875             8,554
 Deferred revenue                                                1,380             1,330
                                                             ---------         ---------
           Total current liabilities                            42,136            32,352

 Long term debt, net of current portion                         11,764             4,116
 Convertible debentures, net                                        --               874
 Deferred taxes                                                    588               588
                                                             ---------         ---------
           Total liabilities                                    54,488            37,930

Stockholders' equity:
Preferred stock, no par value; 20,000,000 shares
  authorized; 2,571,428 shares of Series A Preferred
  Stock authorized and 1,428,571 shares of Series A
  Preferred Stock, issued and outstanding at
  September 30, 2000                                             3,394                --
Common stock, $0.0001 par value, 300,000,000 shares
  authorized,68,104,789 and 52,743,169, issued and
  outstanding at September 30, 2000 and December 31,
  1999, respectively                                                 8                 7
Common stock issuable; 2,199,965 and 1,639,850 shares
  at September 30, 2000 and December 31, 1999,
  respectively                                                  16,369            42,636
 Additional paid-in capital                                    393,369           146,150
 Warrants                                                           --            60,000
 Deferred compensation                                          (1,752)           (1,393)
 Loan receivable from officer                                       --            (1,500)
 Accumulated other comprehensive loss                           (1,127)              (77)
 Accumulated deficit                                          (125,022)          (43,075)
                                                             ---------         ---------
           Total stockholders' equity                          285,239           202,748
                                                             ---------         ---------
          Total liabilities and stockholders' equity         $ 339,727         $ 240,678
                                                             =========         =========

            See notes to condensed consolidated financial statements.

                                FUTURELINK CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            For the Three Months Ended           For the Nine Months Ended
                                                                  September 30,                        September 30,
                                                         ------------------------------       ------------------------------
                                                             2000              1999               2000               1999
                                                         ------------       -----------       ------------       -----------
                                                                   (unaudited)                           (unaudited)
Revenue:
Hardware and software                                    $     23,867       $       576       $     66,043       $     1,460
Service delivery                                               11,282             1,006             25,321             3,577
                                                         ------------       -----------       ------------       -----------
                                                               35,149             1,582             91,364             5,037
Expenses:
Cost of hardware and software                                  20,306               511             55,009             1,333
Cost of service delivery                                        7,732             2,237             17,546             5,460
Selling, general and administration                            18,623             3,655             51,428             6,627
Goodwill amortization                                          15,620               461             42,071             1,421
Depreciation and other amortization                             2,152               172              5,393               522
                                                         ------------       -----------       ------------       -----------
                                                               64,433             7,036            171,447            15,363
                                                         ------------       -----------       ------------       -----------

Loss from operations                                          (29,284)           (5,454)           (80,083)          (10,326)

Interest expense                                                  825             2,341              2,057            11,214
Interest income                                                  (367)              (59)              (701)              (59)
                                                         ------------       -----------       ------------       -----------
Loss before income taxes and extraordinary item               (29,742)           (7,736)           (81,439)          (21,481)
Provision (benefit) for income taxes                                2              (119)                27              (357)
                                                         ------------       -----------       ------------       -----------
Loss before extraordinary item                                (29,744)           (7,617)           (81,466)          (21,124)
Extraordinary item                                                 --                --                 --              (845)
                                                         ------------       -----------       ------------       -----------
Net loss                                                      (29,744)           (7,617)           (81,466)          (21,969)
Other Comprehensive Income/(Loss)
 Foreign currency translation adjustment                         (308)              (27)            (1,050)               87
                                                         ------------       -----------       ------------       -----------
Comprehensive loss                                       $    (30,052)      $    (7,617)      $    (82,516)      $   (21,882)
                                                         ============       ===========       ============       ===========

Net loss before Series A  Preferred Stock dividends           (29,744)           (7,617)           (81,466)          (21,969)

Dividends for Series A Preferred Stock                           (437)               --               (437)               --
                                                         ------------       -----------       ------------       -----------
Net loss applicable to common stock                           (30,181)           (7,617)           (81,903)          (21,969)
                                                         ============       ===========       ============       ===========
Basic and diluted loss per common share                  $      (0.43)      $     (1.00)      $      (1.32)      $     (3.36)
                                                         ============       ===========       ============       ===========
Weighted average shares -- basic and diluted               69,737,487         7,594,083         62,054,083         6,534,575
                                                         ============       ===========       ============       ===========

           See notes to condensed consolidated financial statements.

                                FUTURELINK CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   Nine Months Ended
                                                                     September 30,
                                                              -------------------------
                                                                 2000           1999
                                                              ----------      ---------
                                                                      (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                      $ (81,466)      $(21,968)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Depreciation and amortization                                    47,464          1,943
Loss on sale of assets                                              106             --
Deferred income taxes                                                --           (357)
Extinguishment of debt                                               --            433
Amortization of deferred compensation                             1,899            250
Amortization of  finance fees                                        --          3,335
Common stock, warrants and options issued for services              250          1,144
Non-cash interest expense                                            --          6,903
Change in operating assets and liabilities,
 net of effect of business acquisitions:
   Accounts receivable                                           (1,686)          (298)
   Inventory                                                      1,479            (47)
  Prepaid expenses and other current assets                      (2,067)           (94)
  Deferred offering  and acquisition costs                          543             --
  Other assets                                                     (598)           (58)
  Accounts payable and accrued expenses                           3,781           (881)
  Settlement payable                                             (5,000)            --
  Other current liabilities                                          --            552
  Deferred revenue                                                 (733)            --
                                                              ---------       --------
  NET CASH USED IN OPERATING ACTIVITIES                         (36,028)        (9,143)
                                                              ---------       --------

INVESTING ACTIVITIES
Purchases of property and equipment                              (5,380)        (1,863)
Business acquisitions, net of cash balances acquired            (18,100)        (3,304)
Repayment of acquisition notes                                  (18,356)            --
Decrease in restricted cash                                       2,537             --
                                                              ---------       --------
   NET CASH USED IN INVESTING ACTIVITIES                        (39,299)        (5,167)
                                                              ---------       --------

FINANCING ACTIVITIES
Net cash advanced (paid) under lines of credit                      307           (819)
Proceeds from issuance of common shares, net                     52,280             (5)
Proceeds from issuance of preferred shares, net                  10,000             --
Proceeds from exercise of employee stock options                  1,762            100
Proceeds from exercise of warrants                               18,108             65
Repayment of capital lease obligation                            (3,215)           (68)
Issuance of convertible debentures, net of costs                     --         24,771
Exchange of shares in settlement of employee advance               (129)            --
Repayment of convertible debentures and promissory notes             --         (1,839)
                                                              ---------       --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                     79,113         22,205
                                                              ---------       --------
Effect of currency rate changes                                  (1,094)           (87)
                                                              ---------       --------

Increase in cash                                                  2,692          7,808
Cash at beginning of period                                      19,185              7
                                                              ---------       --------
CASH AT END OF PERIOD                                         $  21,877       $  7,815
                                                              =========       ========

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
  Assets acquired                                             $ 120,852       $     42
  Liabilities assumed                                            11,462             --
  Notes payable issued                                           11,671             --
  Common stock and options issued                                79,619             42
                                                              ---------       --------
     Cash paid for acquisitions                                  18,100             --

Capital lease obligations                                        15,567             66
Conversion of convertible debt to equity                            874          4,455

           See notes to condensed consolidated financial statements.

                                FUTURELINK CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements reflect the results of operations for FutureLink Corp. (the "Company")and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Annual Report on Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission (SEC) on March 30, 2000. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

         The Company is a Delaware corporation headquartered in Lake Forest, California. The Company is an application services provider, or ASP, and is in the business of corporate ASP integration (previously known as server-based computing). The Company's services enable software applications to be deployed, managed, supported and upgraded from centrally located servers, rather than on individual desktop computers. For its corporate ASP integration business, the Company installs and integrates software applications on customers' servers. For its ASP customers, the Company hosts software applications on servers at data centers, and rents computing services to customers for a monthly fee. The Company also provides remote management and maintenance of customers' servers from its network operation centers. ASP customers connect to facilities over the Internet, through a dedicated telecommunications line or by wireless connection. The Company introduced its ASP services in March 1999.

         The Company has experienced net losses over the past two years and has an accumulated deficit of approximately $125.0 million at September 30, 2000. Such losses are attributable to cash losses resulting from costs incurred in the development of the Company's services and infrastructure, interest expense and non-cash charges. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services.

NOTE 2. ACQUISITIONS

Vertical Software, Inc.

         On January 31, 2000, the Company acquired Vertical Software, Inc. ("VSI"), a U.S. mid-Atlantic regional provider of system integration and information technology services. To complete the acquisition, VSI was merged with a subsidiary of the Company such that all of VSI's outstanding stock was sold to the Company in exchange for consideration of $27.6 million consisting of $8.1 million cash and 1,026,316 common shares of the Company's common stock valued at $19.5 million. The acquisition was accounted for by the purchase method of accounting. The excess purchase price of $26.7 million over the estimated fair value of net assets acquired was allocated to goodwill and is being amortized over five years.

MicroLAN Systems, Inc.

         On February 29, 2000, the Company acquired MicroLAN Systems, Inc., that was doing business as Madison Technology Group, Madison Consulting Resources, Inc. and Madison Consulting Resources NJ, Inc. The companies were acquired for total consideration of $57.5 million, consisting of $6.5 million cash, a note payable in the amount of $7.3 million that was subsequently paid, and 1,975,170 shares of common stock valued at $43.7 million. The acquisition was accounted for by the purchase method of accounting. In connection therewith, $12.4 million of the purchase price was allocated to assembled workforce and is being amortized over three years, and $45.2 million of the excess purchase price over the estimated fair value of net assets acquired was allocated to goodwill and is being amortized over five years.

Charon Systems Inc.

         On June 19, 2000, the Company acquired Charon Systems Inc. ("Charon") for total consideration of $21.5 million, consisting of $0.7 million cash, a note payable in the amount of $4.4 million which was paid on July 11, 2000 and exchangeable shares convertible into 2,199,965 shares of the Company's common stock valued at $16.4 million. The acquisition was accounted for by the purchase method of accounting. The excess purchase price of $20.7 million over the estimated fair value of net assets acquired was allocated to goodwill and is being amortized over five years.

Summary Pro Forma  Results of Operations

         The following pro forma results of operations give effect to all of the Company's acquisitions in 2000 and 1999 as if the transactions had occurred on January 1, 1999 (dollars in thousands):

                          Three Months                   Nine  Months
                              Ended                         Ended
                          September 30,                 September 30,
                    -----------------------       ------------------------
                      2000           1999           2000            1999
                    --------       --------       ---------       --------
                          (Unaudited)                     (Unaudited)
Revenue...........  $ 35,149       $ 34,982       $ 103,804       $ 78,792
Net loss..........   (29,744)       (23,737)        (89,096)       (51,330)
Loss per share....  $  (0.43)      $  (0.86)      $   (1.37)      $  (1.92)

NOTE 3. GOODWILL AND OTHER INTANGIBLES

         Goodwill and other intangible assets are comprised of the following at September 30, 2000 and December 31, 1999 (in thousands):

                                      September 30, 2000   December 31, 1999
                                      ------------------   ------------------
                                        (Unaudited)
Goodwill                                   $287,010            $189,699
Assembled workforce                          15,166               3,200
                                           --------            --------
Total                                       302,176             192,899
Less accumulated amortization               (48,064)             (6,033)
                                           --------            --------
Goodwill and other intangibles             $254,112            $186,866
                                           ========            ========

NOTE 4. LINE OF CREDIT AGREEMENTS

         The Company has a credit facility agreement with a bank that allows borrowings up to a maximum of $10 million based upon the Company meeting certain performance criteria. Borrowings under the credit agreement at September 30, 2000 were $4.3 million and the Company had utilized an additional $0.7 million to secure an outstanding letter of credit. The facility bears interest at rates that vary from prime (9.5% at September 30, 2000) plus 1% to prime plus 3% per annum based upon the Company maintaining certain operating performance levels, and is payable on demand. The facility is secured by receivables and other assets of certain subsidiaries of the Company, and guarantees and a pledge of a percentage of the shares of those subsidiaries. The agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company. As of September 30, 2000, the Company was either in compliance with all covenants, limitations and restrictions or had obtained waivers thereto.

         The Company maintains two additional lines of credit at other banks that allow borrowings of $1.7 million, of which $1.2 million was borrowed at September 30, 2000. The lines bear interest at various rates ranging from prime plus 1% to prime plus 3% per annum, and mature at various dates through November 30, 2000. The lines are secured by certain working capital assets of the Company's United Kingdom subsidiary and a certificate of deposit of $0.6 million (reflected as restricted cash on the accompanying consolidated balance sheet at September 30, 2000). On October 30, 2000, the Company paid off its $0.6 million line and the certificate of deposit that was held as security by the bank was returned.

NOTE 5. LONG-TERM DEBT

         Long-term debt consists of the following at September 30, 2000 and December 31, 1999 (in thousands):

                                                       September 30,     December 31,
                                                           2000              1999
                                                       ------------      -----------
                                                        (Unaudited)
Capital lease obligations, net of original issue
  discount of $662 and $727, respectively ......         $ 18,639          $  5,985
Notes payable to former KNS stockholders .......               --             6,685
                                                         --------          --------
                                                           18,639            12,670
Less current portion of long-term debt .........           (6,875)           (8,554)
                                                         --------          --------
Long-term debt .................................         $ 11,764          $  4,116
                                                         ========          ========

         Capital lease obligations are for the lease of up to $25.9 million of computer hardware and related infrastructure costs. Aggregate monthly payments are currently $758,000 and are based upon twenty-four to sixty month amortization periods, including interest implicit in the leases at rates ranging from 9% to 14% per annum. As of September 30, 2000, the Company had available borrowings of $11.8 million under the various lease lines. In addition to the lease payments, the Company issued to certain of the lessors warrants valued at $833,000 to acquire 72,599 shares of common stock. The value of the warrants has been reflected as a discount of the related debt, and is being amortized to interest expense over the life of the debt.

         Notes payable to former KNS stockholders consisted of a note of $2.7 million, which was paid in May 2000, and a note of $4.0 million, of which $1.0 million was paid in June 2000 and the remainder of the note was paid in July 2000.

NOTE 6. STOCKHOLDERS' EQUITY

Issuance of Common Stock and Warrants for Cash

         On April 28, 2000, the Company completed a private placement of common equity with institutional private equity investors for approximately $15 million. A total of 1,764,704 restricted shares of the Company's common stock and warrants to purchase 441,176 shares of its common stock at an exercise price of $9.25 per share were issued. The warrants expire at the end of April 2003.

         In July 2000, the Company completed a public offering of 6,250,000 shares of its common stock at a price of $7 per share, resulting in net proceeds of $37.4 million after deducting underwriting discounts and commissions and offering costs.

Issuance of Preferred Stock and Warrants for Cash

         On July 6, 2000, the Company sold to Microsoft Corporation, for proceeds of $10 million, 1,428,571 shares of FutureLink Series A Redeemable Convertible Preferred Stock ("Series A

Preferred Stock") for a price of $7.00 per share. The Company also issued to Microsoft a warrant with a five-year term to purchase up to an additional 1,142,857 shares of Series A Preferred Stock at an exercise price of $7.00 per share. The shares of outstanding Series A Preferred Stock and the warrant to purchase additional shares of Series A Preferred Stock are each subject to provisions which provide anti-dilution protection. Each share of Series A Preferred Stock is initially convertible into 1 share of common stock. Additionally, each share of Series A Preferred Stock is entitled to a preferential distribution on liquidation of the greater of $7.00 per share or their pro rata value, as if converted into common stock, of the assets to be distributed, a cumulative preference on dividends of $0.56 per annum and certain redemption rights. Both of these preferential amounts are paid prior to any payment to the holders of common stock. The Series A Preferred Stock is entitled to vote on all matters presented to the holders of common stock as if the Series A Preferred Stock were converted into common stock. Additionally, certain actions which impact the rights of the holders of Series A Preferred Stock, require a 2/3 approval of all holders of Series A Preferred Stock voting as a class. In addition, Microsoft has the right to nominate one director for election to FutureLink's Board of Directors.

         Cumulative annual dividends at a rate of 8% per annum are payable in cash or shares of the Company's Series A Preferred Stock in an amount to be based on the then current market price of the Company's common stock. Subject to the application of anti-dilution provisions, Microsoft shall have the right to convert all or a portion of the Series A Preferred Stock into common stock of the Company on a one-for-one basis. If at any time, the common stock of the Company trades at or above $25.50 per share for twenty consecutive days, the Series A Preferred Stock shall automatically convert to common stock. Upon any such automatic conversion, any warrants that remain outstanding, shall become warrants to acquire common stock. After four years, the Company will redeem the Series A Preferred Stock for either (i) cash or (ii) if the Company's common stock is traded on a national exchange, in shares of the Company's common stock, at the Company's option, at a redemption price per share equal to the original purchase price of the Series A Preferred Stock plus all unpaid dividends. It's the Company's intent to redeem stock for shares of Company's common stock. The value of the shares used for repayment shall be the average price of the Company's common stock over the ten trading days prior to the redemption date, but no lower than $5.50 per share.

 Issuance of Common Stock upon Exercise of Warrants

         During the nine months ended September 30, 2000, warrant holders exercised their rights to acquire 2,704,223 shares of the Company's common stock at an average effective price of $7.50 per share for aggregate net proceeds to the Company of $18.2 million. The warrants had an adjusted (for anti-dilution) conversion price of $8.40 per share and the holders of these warrants effectively paid $7.50 per share after adjustment for a warrant exercise fee of $0.90 for each warrant.

 Issuance of Common Stock upon Conversion of Convertible Debt

         On March 30, 2000, certain holders of convertible notes converted approximately $217,000 of debt and accrued interest thereon into 189,160 shares of common stock. On August 30, 2000, these note holders converted their remaining notes in the aggregate amount of $94,000 into 81,558 shares of the Company's common stock.

         On April 29, 2000, certain holders of convertible debt converted $621,000 of debt and accrued interest thereon into 676,408 shares of the Company's common stock in accordance with the terms contained in the convertible debt agreement. The Company incurred approximately $96,000 of costs in connection with the conversion.

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

         During the nine months ended September 30, 2000, the Company recorded approximately $2.3 million in deferred compensation representing the difference between the exercise price of certain of the Company's stock options and warrants that were granted during the period and the fair market value of the underlying common stock. Such amount has been presented as a reduction to stockholders' equity and is being amortized ratably over the vesting period of the applicable options. The Company amortized an aggregate of $1.9 million of deferred compensation during the nine months ended September 30, 2000.

 Loan Receivable from Officer

         On August 1, 1999, the Company loaned $2.0 million to an executive with recourse, which was then used by the executive to purchase 232,829 common shares of the Company. The loan receivable was recorded as a reduction of stockholders' equity and $250,000 of the principal amount of the loan was to be forgiven on a quarterly basis. The shares were deposited in escrow, to be released on quarterly basis commencing January 1, 2000. During the nine months ended September 30, 2000, the Company recognized $250,000 as salary expense relating to the services received from such executive in relation to the loan agreement. On June 30, 2000 the Company and the executive terminated the loan agreement and canceled the issuance of any further shares. Through June 30, 2000, the Company released 87,349 of the escrowed shares to the executive. In addition, the employee returned 14,212 of these shares to the Company valued at the then current market price of $129,000 in settlement of an advance made to the executive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN 0F OPERATIONS

         We are an application services provider, or ASP, and is in the business of corporate ASP integration. Our services enable software applications to be deployed, managed, supported and upgraded from centrally located servers, rather than on individual desktop computers. For our ASP integration customers, we install and integrate software applications on our customers' servers. For our ASP customers, we host software applications on our servers at our data centers, and rent computing services to our customers for a monthly fee. The Company also provides remote management and maintenance of customers' servers from our network operation centers. Our ASP customers connect to our facilities over the Internet, through a dedicated telecommunications line or by wireless connection. Our goal is to provide our ASP services with the speed, simplicity and reliability of a utility service.

         We introduced our ASP services in March 1999 and launched our sales program for ASP services in July 1999. Since then, we have built our server-based computing business through seven acquisitions that we closed between October 15, 1999, and June 19, 2000, as follows:

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

         The acquisitions resulted in approximately $302 million of purchase price in excess of net assets acquired that we have allocated to goodwill and assembled workforce. We believe that we will be able to realize the value of the goodwill acquired through the overall expansion of our ASP business based on our strategic business plan. We will periodically evaluate the goodwill based upon the future undiscounted cash flows using the forecasts in our strategic business plan. If our estimate of future undiscounted cash flows should change or our strategic business plan is not achieved, future analyses may indicate insufficient future undiscounted cash flows to recover the carrying value of the goodwill, in which case the goodwill would be written down to fair value.

         Our historical financial statements for the three and nine month periods ended September 30, 1999 reflect FutureLink's historical Canadian business and Canadian ASP operations and do not reflect any United States ASP integration or ASP business until the effective dates of the acquisitions listed previously. These acquired businesses now represent a significant portion of our revenue, operations and employees.

         Our discussion of operations for the three and nine month periods ended September 30, 2000 and 1999 focuses on activities in each respective period because our significant acquisition activity in late 1999 and 2000 distorts period to period comparisons.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenue

         The components of our revenue for the three months ended September 30, 2000 and 1999 were as follows (in millions):

                                                           September 30,
                                                        ------------------
                                                         2000         1999
                                                        -----        -----
Sale of hardware and software........................   $23.9        $ 0.6
Service delivery.....................................    11.2          1.0
                                                        -----        -----
   Total.............................................   $35.1        $ 1.6
                                                        =====        =====

         Revenue for the three months ended September 30, 2000 consisted of $11.2 million of information technology outsourcing revenue, a portion of which related to delivery of ASP services. The purchase and resale of hardware and software to our customers accounted for $23.9 million of revenue for the three months ended September 30, 2000.

         Revenue for the three months ended September 30, 1999 consisted of $1.0 million of information technology outsourcing revenue, a portion of which related to delivery of ASP services. The resale of hardware and software to our customers accounted for $0.6 million of revenue for the three months ended September 30, 1999.

Cost of Goods Sold

         Cost of goods sold reflects costs of hardware and software purchased for resale to customers. Cost of goods sold for the three months ended September 30, 2000 was $20.3 million, or 85 % of hardware and software sales.

         Our cost of goods sold for the three months ended September 30, 1999 was $0.5 million, or 83 % of related hardware and software sales.

Cost of Service Delivery

         Our cost of service delivery for the three months ended September 30, 2000 was $7.7 million, or 68% of service delivery revenue. Our cost of service delivery reflects payroll and benefit costs for our outsourcing consultants who support the information technology activities of our clients, and payroll, benefit, and operational costs related to testing and operating our data centers and installing and supporting software applications related to our ASP and information technology outsourcing businesses.

         Our cost of service delivery for the three months ended September 30, 1999 was $2.2 million, or 220 % of service delivery revenue. This includes amounts related to the cost of service delivery of information technology outsourcing and the direct cost related to the development of our ASP services, including operating a "beta test" data center for early customers.

Selling, General and Administrative Expenses

         Our selling, general and administrative expenses include travel, payroll, advertising and marketing expenses to secure customers and to develop business partnerships, as well as for meeting and developing relationships with industry analysts and financiers.

         Selling, general and administrative expenses for the three months ended September 30, 2000 increased $14.9 million to $18.6 million, from $3.7 million in the comparable period in 1999. This amount includes $0.6 million of non-cash compensation charges relating to the issuance of our common stock, options and warrants. The increase results from the expansion of our ASP business which resulted in increased payroll and operating costs, additional costs for our financing and marketing activities, and the additional selling, general and administrative costs of the subsidiaries that we acquired during 1999 and 2000.

         Our selling, general and administrative expenses for the three months ended September 30, 1999 were $3.7 million. The 1999 amount also included $0.7 million of non-cash compensation charges relating to the issuance of our common stock, options and warrants.

Depreciation and Amortization of Goodwill and Other Intangible Assets

         Our depreciation and amortization costs for the three months ended September 30, 2000 and 1999 are comprised of the following (in millions):

                                                                September 30,
                                                              ----------------
                                                              2000        1999
                                                              -----       ----
Goodwill amortization.......................................  $15.6       $0.5
Depreciation and other amortization.........................    2.2        0.2
                                                              -----       ----
                                                              $17.8       $0.7
                                                              =====       ====

         Amortization of goodwill for the three months ended September 30, 2000 relates to the acquisitions made during 1999 and 2000. Our depreciation and other amortization expense for the three months ended September 30, 2000 includes depreciation on the expansion of our data centers, software user licenses, office and leasehold improvements, and amortization of amounts capitalized for assembled workforce.

         Our amortization of intangible assets for the three months ended September 30, 1999 relates to the amortization of the amounts capitalized for assembled workforce.

Interest Expense

         Interest expense of $0.8 million for the three months ended September 30, 2000 relates mainly to interest on outstanding bank indebtedness and lines of credit, capital lease obligations and convertible debt.

         Interest expense of $2.3 million for the three months ended September 30, 1999 includes a non-cash $1.8 million charge related to amortization of the intrinsic value of conversion features related to convertible debenture financing and $0.5 million related to interest on outstanding bank indebtedness and lines of credit, capital lease obligations and convertible debt.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenue

         The components of our revenue for the nine months ended September 30, 2000 and 1999 were as follows (in millions):

                                                                September 30,
                                                              -----------------
                                                               2000        1999
                                                              -----        ----
Sale of hardware and software...............................  $66.0        $1.5
Service delivery............................................   25.3         3.6
                                                              -----        ----
     Total..................................................  $91.3        $5.1
                                                              =====        ====

         Revenue for the nine months ended September 30, 2000 consisted of $25.3 million of information technology outsourcing revenue, a portion of which related to delivery of ASP services. We also purchase and resell hardware and software to our customers as part of our services, which accounted for $66.0 million of revenue for the nine months ended September 30, 2000.

         Revenue for the nine months ended September 30, 1999 consisted of $3.6 million of information technology outsourcing revenue, a portion of which related to delivery of ASP services. The resale of hardware and software to our customers accounted for $1.5 million of revenue for the nine months ended September 30, 1999.

Cost of Goods Sold

         Cost of goods sold reflects costs of hardware and software purchased for resale to customers. Cost of goods sold for the nine months ended September 30, 2000 was $55.0 million, or 83 % of hardware and software sales.

         Our cost of goods sold for the nine months ended September 30, 1999 was $1.3 million, or 87% of related hardware and software sales.

Cost of Service Delivery

         Our cost of service delivery for the nine months ended September 30, 2000 was $17.5 million, or 69% of service delivery revenue. Our cost of service delivery reflects payroll and benefit costs for our outsourcing consultants who support the information technology activities of our clients, and payroll, benefit, and operational costs related to testing and operating our data centers and installing and supporting software applications related to our ASP and information technology outsourcing businesses.

         Our cost of service delivery for the nine months ended September 30, 1999 was $5.5 million, or 153% of service delivery revenue. This includes amounts related to the cost of service delivery of information technology outsourcing and the direct cost related to the development of our ASP services, including operating a "beta test" data center for early customers.

Selling, General and Administrative Expenses

         Our selling, general and administrative expenses include travel, payroll, advertising and marketing expenses to secure customers and to develop business partnerships, as well as for meeting and developing relationships with industry analysts and financiers.

         Selling, general and administrative expenses for the nine months ended September 30, 2000 increased $44.8 million to $51.4 million, from $6.6 million in the comparable period in 1999. This amount includes $2.2 million of non-cash compensation charges relating to the issuance of our common stock, options and warrants. The increase in such costs results from the expansion of our ASP business which resulted in increased payroll and operating costs, additional costs for our financing and marketing activities, and the additional selling, general and administrative costs of the subsidiaries that we acquired during 1999 and 2000.

         Our selling, general and administrative expenses for the nine months ended September 30, 1999 were $6.6 million. The 1999 amount also includes $1.7 million of non-cash compensation charges relating to the issuance of our common stock, options and warrants.

Depreciation and Amortization of Goodwill and Other Intangible Assets

         Our depreciation and amortization costs for the nine months ended September 30, 2000 and 1999 are comprised of the following (in millions):

                                                              September 30,
                                                            -----------------
                                                             2000       1999
                                                            ------      -----

Goodwill amortization...................................... $42.1       $1.4
Depreciation and other amortization........................   5.4        0.5
                                                            -----       ----
                                                            $47.5       $1.9
                                                            =====       ====

         Amortization of goodwill for the nine months ended September 30, 2000 relates to the acquisitions made during 1999 and the nine months ended September 30, 2000. Our depreciation and other amortization expense for the nine months ended September 30, 2000 includes depreciation on the expansion of our data centers, software user licenses, office and leasehold improvements, and amortization of amounts capitalized for assembled workforce.

         Our amortization of intangible assets for the nine months ended September 30, 1999 relates to the amortization of the amounts capitalized for assembled workforce. \

Interest Expense

         Interest expense of $2.0 million for the nine months ended September 30, 2000 relates mainly to interest on outstanding bank indebtedness and lines of credit, capital lease obligations and convertible debt.

         Interest expense of $11.2 million for the nine months ended September 30, 1999 includes a non-cash $3.3 million charge related to amortization of the intrinsic value of conversion features related to convertible debenture financing and $7.9 million related to interest on outstanding bank indebtedness and lines of credit, capital lease obligations and convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2000, we had net cash outflows from operating activities of $36.0 million and utilized another $36.5 million for acquisitions and repayment of acquisition notes. These outflows related mainly to the expansion of our ASP business, our significant acquisition activity and a payment of $5.0 million to SmallCaps Online Group LLC relating to the settlement of a litigation matter. In addition, during the nine months ended September 30, 2000 we invested $5.4 million in property and equipment, primarily in expanding our data centers, and for the acquisition of software, hardware and other infrastructure costs necessary to host our ASP customers. These net cash outflows are significantly greater than net cash outflows for the same period in 1999.

         During the nine months ended September 30, 2000, we acquired three companies. The total consideration for these acquisitions was $106.5 million, consisting of $15.2 million cash, 5,201,459 shares of our common stock valued at $79.6 million, and notes payable of $11.7 million, all of which have been paid.

         We used the following sources of financing to fund operations, our acquisitions, expansion of our ASP business, our expansion into the United States and the United Kingdom, investments in property and equipment, and for the acquisition of software, hardware and other infrastructure costs necessary to host our ASP customers:

         Issuance of common stock and warrants - During 1999, we completed a private placement of $50.0 million of common equity with institutional private equity investors and received net proceeds of approximately $46.1 million after deducting commissions and fees. As part of this placement, we issued warrants to acquire 2,401,041 shares of common stock to the investors and the placement agent. The holders exercised these warrants in February 2000, resulting in net proceeds to the Company of $18.0 million. On April 28, 2000, we completed a private placement of approximately $15 million common equity with institutional private equity investors. As part of this placement, we issued to the investors 1,764,706 shares of our common stock and warrants to purchase 441,176 shares of our common stock at an exercise price of $9.25 per share. On July 10, 2000, we issued to Microsoft Corporation, for proceeds of $10.0 million, 1,428,571 shares of our Series A Preferred Stock for a price of $7.00 per share. The Company also issued to Microsoft a warrant with a five-year term to purchase up to an additional 1,142,857 shares of our Series A Preferred Stock at an exercise price of $7.00 per share. In July 2000, we completed a public offering of 6,250,000 shares of our common stock at a price of $7.00 per share. We received net proceeds of $37.3 million from this offering after deducting underwriting discounts, commissions and offering costs.

         Lease Financing - During the nine months ended September 30, 2000, we utilized several capital asset lease lines with financial lenders and computer hardware vendors. These lines allow us to lease up to $25.9 million of computer hardware and related infrastructure. As of September 30, 2000, we have used $14.1 million of these lines. Aggregate monthly payments under these lines are currently $0.8 million, including interest implicit in the leases at rates ranging from 9% to 14% per annum. We had available borrowings of $11.8 million under the various lease lines as of September 30, 2000. These lines have been partially used to build and expand our United States, Canadian and United Kingdom data centers.

         Bank Financing - We have a credit facility agreement with a bank that allows borrowings up to a maximum of $10.0 million. The amount that we are permitted to borrow at any given time depends on the extent to which we have met certain performance criteria. Borrowings under the credit agreement at September 30, 2000 were $4.3 million and we utilized an additional $0.7 million to secure an outstanding letter of credit. The facility bears interest at rates that vary from prime (9.5% at September 30, 2000) plus 1% to prime plus 3% per annum based upon the Company maintaining certain operating performance levels, and is payable on demand. The facility is secured by receivables and other assets of certain of our subsidiaries, and guarantees and a pledge of a percentage of the shares of those subsidiaries. The agreement contains certain financial and other covenants or restrictions, including the maintenance of certain financial ratios, limitations on the incurrence of indebtedness and restrictions on dividends paid by us. As of September 30, 2000, we had borrowed the maximum amount permitted based on the performance criteria and we were either in compliance with, or had obtained waivers for, all covenants, limitations and restrictions.

         We also maintain two additional lines of credit at two other banks that allowed borrowings of an aggregate amount of $1.7 million, of which $1.2 million was borrowed at September 30, 2000. The lines bear interest at various rates ranging from prime plus 1% to prime plus 3% per annum, and mature at various intervals through November 30, 2000. The lines are secured by certain working capital assets of our United Kingdom subsidiary and a certificate of deposit of $0.6 million (reflected as restricted cash on the Company's consolidated balance sheet at September 30, 2000). On October 30, 2000, we paid off the $0.6 million line and the certificate of deposit that was held as security by the bank was returned.

         We believe that our available cash, cash equivalents and available borrowings under our lease and bank credit facilities, together with any income generated from operations, will be sufficient to meet our anticipated cash needs to fund our operating losses, working capital and capital expenditures through at least June 2001. Notwithstanding the foregoing, our cash needs could be adversely affected in the event that we are unable to comply with, or in the alternative, obtain waivers of certain covenants, limitations and restrictions contained in our bank financing agreements. In that event, we would require additional capital in order to fund our operating losses, working capital and capital expenditures. Under those circumstances, if we are unable to secure additional capital and we are unable to curtail our operating losses, our current operations could be materially adversely affected.

         In connection with our ASP integration business, we purchase hardware and software for resale to our customers. These purchases account for a significant demand on our available resources and, at times, create liquidity concerns which impact the use of our available funds. Although these hardware and software costs are invoiced to our customers in connection with the delivery of our ASP integration business services, receipt of payment for such services often occurs several months after we have acquired the related hardware and software. To address our need to continue to purchase hardware and software prior to, and in connection with, the performance of services to our clients and, at the same time, to enable us to address our short-term and long-term liquidity needs in a more predictable manner, on August 21, 2000, we entered into a letter of intent with a nationally recognized financial institution relating to a revolving credit facility that will allow maximum borrowings up to $30 million, based upon eligible accounts receivables, and secured by substantially all of our assets. The funds available from this credit facility will be used to refinance all our Bank financing under the existing credit facilities described above, provide the necessary financing for working capital (including the funding of hardware and software purchases related to the performance of our ASP Integration services), acquisitions and capital expenditures. Our current capital asset lease lines of credit with financial lenders and computer hardware vendors, described above, will remain in effect. Advances under the new facility will be subject to a sub-limit of $5 million for each of our Canadian and United Kingdom subsidiaries. The facility will mature in three years and will contain prepayment penalties. The credit facility will bear interest at prime, or prime plus 1.5% per annum, depending on the amount of our available unrestricted cash; however, at no time will the interest rate charged by the lender be less than 8% per annum. The credit facility contains certain financial and other covenants and restrictions. In connection with entering into the new credit facility, we agreed to grant to the financial institution a warrant to purchase 100,000 shares of our common stock at an exercise price of $8.40 per share with related registration rights. We expect to have the facility in place by November 30, 2000. The letter of intent contains usual and customary conditions to closing, including the satisfactory completion of the financial institution's due diligence, the absence of a material adverse change in our business and the execution of final documents. Accordingly, we cannot give any assurance that the credit facility will be consummated. To the extent that it is not consummated, we will continue to pursue other similar credit financing options. We cannot assure you that comparable alternative financing will be available to us on commercially reasonable terms or at all.

         Our future liquidity will also depend on our ability to restructure our operations to reduce our operating loss. In October 2000, consistent with our plan to integrate our recently acquired companies and to achieve more efficient operations, we closed 6 branch offices and eliminated an aggregate of 75 positions company-wide through a combination of reduction in force and attrition. As a result of these actions, the Company expects to realize annualized cost savings of approximately $12 million by the end of the fourth quarter 2000. We will continue to evaluate all aspects of our operations with a view to reducing our operating losses. If we are unable to secure additional financing and we are unable to curtail our operating losses, our current operations could be materially adversely affected for the period beyond the second quarter of fiscal 2001.

         In order to fund our expansion, we will require additional capital. This financing may involve incurring additional debt (beyond the $30 million credit facility described above) and/or selling equity securities. We cannot assure you that such additional financing will be available to us on commercially reasonable terms or at all. As we incur debt (including the debt which is subject to the August 21, 2000 letter of intent), the risks associated with our business and with owning our common stock should increase. If we raise capital through the sale of equity securities, the percentage ownership of our stockholders will be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to those of our common stock. If we are unable to obtain additional financing, our ability to meet our current plans for expansion could be materially adversely affected.

Foreign Currency Translation and Hedging

         We are exposed to foreign currency fluctuations through our operations in Canada and the United Kingdom. At September 30, 2000, approximately 11% of our revenue and 17% of our receivables are in Canadian dollars and approximately 22% of our revenue and 21% of our receivables are in British pounds. We do not enter into forward exchange contracts or any derivative financial investments for trading purposes. Thus, we do not currently hedge our foreign currency exposure.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE INTEND THAT OUR ASP SERVICES WILL BECOME AN INCREASING PERCENTAGE OF OUR OVERALL BUSINESS. IF WE ARE NOT SUCCESSFUL IN GROWING OUR ASP BUSINESS, OUR PROSPECTS WILL BE ADVERSELY AFFECTED.

         To date, most of our revenues have come from computer consulting, software integration, hardware installation and training services. Our ASP services were introduced in March 1999 and are therefore a relatively new line of business for us. Our business strategy includes the expansion of our ASP services. In the future, we expect that revenue from ASP services will comprise a greater portion of our revenue. However, our business plan may not be successful and we may not be able to increase our ASP revenues. We may not be successful in addressing these risks, and if we are not successful, our business, results of operations and financial condition will be materially adversely affected.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND OUR BUSINESS MODEL IS STILL EVOLVING, WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS OR ACHIEVE PROFITABILITY.

         Our business is new, evolving and unproven, and our range of services continues to change. In order to achieve our business plan we must:

         -  convince customers to purchase our ASP services,

         -  increase awareness and market penetration of our brand,

         -  attract, retain and motivate qualified personnel,

         - maintain our existing, and develop new, relationships with software providers and vendors,

         -  raise additional capital, and

         - convince customers that we can provide reliable and cost-effective services.

         If we are not successful in the foregoing areas, our business, results of operations and financial condition may be materially adversely affected.

WE HAVE A HISTORY OF SUBSTANTIAL LOSSES AND NEGATIVE CASH FLOWS. WE EXPECT THESE LOSSES AND NEGATIVE CASH FLOWS TO CONTINUE AND INCREASE IN THE FUTURE.

         We have experienced net losses and negative cash flows since we began implementing our current business plan. We expect that the ongoing implementation of our current business plan will increase our net losses and our negative cash flows for the foreseeable future as we invest in personnel, technology and other assets to support our expected growth. In addition, our business plan includes expansion through acquisitions. As of September 30, 2000, we had approximately $254.1 million in goodwill and assembled work force as a result of our acquisitions. The respective amount from each acquisition will be amortized over a five year period and will substantially increase our net losses. In addition, acquisitions are likely to increase our cash needs. We may not be able to operate profitably in the future or generate positive cash flows. If we cannot operate profitably or generate positive cash flows, our business, results of operations and financial condition will be materially adversely affected.

IN ORDER TO EXECUTE OUR BUSINESS PLAN, WE WILL NEED TO RAISE ADDITIONAL CAPITAL.

         We need to raise additional funds through public or private debt or equity financings to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute our stockholders' ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we will be unable to execute our business plan, and our business, results of operations and financial condition will be materially adversely affected.

THE GROWTH IN DEMAND FOR OUR ASP SERVICES IS HIGHLY UNCERTAIN. THE ASP MARKET MAY NOT DEVELOP AS WE ANTICIPATE AND, ACCORDINGLY, WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS OR OPERATE IT PROFITABLY.

         The market for ASP services has only recently begun to develop and is evolving rapidly. Future demand for these services is highly uncertain. We believe that many of our potential customers are not fully aware of the benefits of ASP services. We must educate potential customers regarding these benefits and convince them of our ability to provide complete and reliable services. The market for ASP services may never become viable or grow further. If the market for our ASP services does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results will be materially adversely affected.

WE ARE INVOLVED AND MAY BECOME INVOLVED IN LEGAL PROCEEDINGS WITH FORMER EMPLOYEES, CONSULTANTS AND SERVICE PROVIDERS WHICH, IF DETERMINED AGAINST US, COULD CAUSE US TO PAY A SIGNIFICANT AMOUNT OF DAMAGES.

         We are party to one lawsuit by a former consultant to one of our subsidiaries who seeks damages of approximately $2 million which includes approximately 50,000 stock options and monetary damages.

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

         All of these legal proceedings are likely to be expensive for us. If such suits are determined against us and a court awards a material amount of cash damages, our business, results of operations and financial condition will be materially adversely affected. In addition, any such litigation could divert management's attention and resources.

OUR ABILITY TO SUCCESSFULLY INTEGRATE COMPLETED ACQUISITIONS OR IDENTIFY, ACQUIRE AND SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS INTO OUR OWN OPERATIONS, MAY AFFECT OUR GROWTH AND OUR OPERATING RESULTS.

         We have made a number of significant acquisitions in 1999 and 2000. These acquisitions have increased our revenue from $2.4 million for the year ended December 31, 1998 to $115.0 million for the year ended December 31, 1999, on a pro forma basis after giving effect to our completed acquisitions as if each had occurred as of January 1, 1999. We have not yet fully integrated any of these companies. We may not be able to successfully integrate these acquisitions into our business. Our failure to acquire suitable companies or to successfully integrate any acquired companies into our operations could have a material adverse effect upon our business, operating results and financial condition.

OUR INDUSTRY IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGY WITH CONTINUOUS IMPROVEMENTS IN BOTH COMPUTER HARDWARE AND SOFTWARE.

         We must continually buy or lease new computer hardware and license new computer software systems to effectively compete in our industry. In addition, our software delivery applications must be able to support changes in the underlying software applications that are delivered to our customers. The rapid development of new technologies increases the risk that current or new competitors could develop products or services that would reduce the competitiveness of our products or services. We rely on software providers to produce software applications that keep pace with our customers' demands. We may not successfully develop or adopt new technologies, introduce new services or enhance our existing services on a timely basis and new technologies, new services or enhancements we use or develop may never achieve market acceptance. If we fail to address these developments, we will lose sales to our competitors and our business, operating results and financial condition will be materially adversely affected.

OUR CURRENT DATA CENTERS ARE LOCATED IN ONLY FOUR LOCATIONS, IRVINE, CALIFORNIA, CALGARY AND TORONTO, CANADA, AND NEWBURY, UNITED KINGDOM, WHICH LEAVES US VULNERABLE TO DISRUPTIONS THAT AFFECT OUR DATA CENTERS.

         Our ASP business strategy depends on the consistent performance of our four data centers located in Irvine, California, Calgary and Toronto, Canada, and Newbury, United Kingdom. We offer back-up storage of data for customers in the United States and Canada that elect this service, but do not yet offer this service for European customers. We plan to develop additional data centers in the eastern United States and in Europe. However, our current data centers are vulnerable to interruption from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. If a data center is damaged, a customer storing its data on that data center may lose its data if it is not backed up. If one of our data centers was damaged, the loss of data may affect a significant portion of our customers. We have experienced periodic systems disruptions in the past and anticipate that such disruptions will occur in the future. In the event that we experience significant disruptions that affect one or more of our data centers, we could lose customers and fail to attract new customers, and our business, results of operations and financial condition would be materially adversely affected.

WE RELY ON SOFTWARE APPLICATION AND SOFTWARE SYSTEMS INTEGRATION COMPANIES TO REFER MANY OF OUR CLIENTS TO US.

         We rely on referrals from software application and technology integrators for a portion of our business. These software application and technology integrators refer their customers to us because we can provide an array of services which complement the products and services they offer. However, these software application and technology integrators may stop or substantially diminish referring business to us or they may decide to cooperate with our competitors and thereby adversely impact or eliminate the amount of referrals made to us. If these third-party referrals cease or materially decline, our sales will materially decline and our business, results of operations and financial condition will be materially adversely affected.

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

IF WE ARE UNABLE TO OBTAIN CITRIX OR MICROSOFT PRODUCTS, AS WELL AS OTHER KEY HARDWARE COMPONENTS AND SOFTWARE APPLICATIONS FROM OTHER VENDORS, WE WOULD BE UNABLE TO DELIVER OUR SERVICES.

         We depend on third-party suppliers to provide us with key hardware components and software applications for our infrastructure and with sufficient communications lines to allow our customers to access their software applications. Some components or applications are only available from limited sources. Citrix Systems, Inc. and Microsoft Corporation are our key suppliers of software that we utilize to connect our customers to software applications. Although there are other competing software applications on the market, we believe that Citrix software, deployed with Windows NT Terminal Server software from Microsoft, is currently best suited to serve this function. If we are unable to obtain these products or services such as telecommunications services from other vendors, in a timely manner, at an acceptable cost or at all, we would be unable to deliver our services. Until we replace these products, our business, results from operations and financial condition will be materially adversely affected.

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

OUR ASP SERVICE CONTRACTS GUARANTEE CERTAIN SERVICE LEVELS.

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

WE OPERATE IN AN INDUSTRY WHERE IT IS DIFFICULT TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

         Our success depends in significant part on the continued services of our key employees. Losing one or more of our key personnel will seriously impair our ability or could cause us to fail to successfully implement our business plan. This will have a material adverse effect on our business, results of operations and financial condition.

         Our business is labor-intensive, and our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled personnel. We have grown from over 100 employees as of December 31, 1998 to 683 as of October 19, 2000. We believe that we will need to hire additional qualified technical employees and experienced sales personnel. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. We may not be able to engage the services of such personnel or retain our current personnel. If we do not succeed in attracting new, qualified personnel or successfully retain our current personnel, our business could suffer.

MANY COMPANIES USE THE NAME "FUTURELINK".

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

WE MAY BE EXPOSED TO UNKNOWN ENVIRONMENTAL LIABILITY.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

USE OF PROCEEDS

         On June 29, 2000, the effective date of the Company's Registration Statement on Form SB-2 (Registration No. 333-30178), the Company completed a public offering of 6,000,000 shares of its common stock, par value $.0001 per share, for $7.00, netting proceeds to the Company after underwriting discounts and expenses of approximately $39.1 million. Bear, Stearns & Co. Inc. acted as the lead underwriter of the offering and C.E. Unterberg, Towbin acted as co-manager of the offering. The closing of the offering occurred on July 5, 2000. The Company granted the underwriters an over-allotment option to purchase up to an additional 250,000 shares of its common stock (all of which were included in the above-referenced registration statement). The underwriters partially exercised their over-allotment option on July 18, 2000 resulting in the purchase of an additional 250,000 shares of the Company's common stock for $7.00 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $1.5 million. The over-allotment option and the offering terminated prior to the sale of the remaining 650,000 shares of the Company's common stock. The closing of the shares related to the over-allotment option occurred on July 18, 2000. In connection with the offering, a reasonable estimate of the amount of expenses incurred for the Company's account were as follows: $3.2 million attributable to underwriting discounts and commissions, and $3.2 million attributable to other costs. No expenses were attributable to finder's fees or expenses paid to or for underwriters. All such expenses were direct or indirect payment to others (as opposed to payments to directors, officers, general partners of the Company or their associates, 10% or more shareholders or affiliates of the Company). The total net offering proceeds to the Company after deducting the total expenses was approximately $37.4 million.

         From the effective date to September 30, 2000, the Company utilized $37,400,000 as set forth in the table below:

                                    Direct or Indirect Payments
                                    to Directors, Officers, General Partners
                                    of the Issuer or their Associates, to Persons
                                    Owning Ten Percent or More of any Class
                                    of Equity Securities of the Issuer, and to          Direct or Indirect
                                    Affiliates of the Issuer                            Payment to Others
                                    ---------------------------------------------       ------------------
Construction of plant,
building and facilities...........                            0                                      0

Purchase and installation
of machinery and equipment........                            0                                      0

Purchase of real estate...........                            0                                      0

Acquisition of other
business(es)/assets...............                            0                                      0

Repayment of indebtedness.........                            0                            $13,088,000

Working capital...................                   $1,612,000(1)(2)                      $13,400,000

Temporary investment (3)..........                            0                            $ 9,300,000
/assets

(1) On December 22, 1999 we acquired KNS Holdings Limited for total consideration of $44.0 million. As part of the purchase price we paid Mr. Yuri Pasea $316,000. Mr. Pasea is now Managing Director, Europe.

(2) On June 19, 2000, we acquired Charon Systems Inc. for total consideration of $21.5 million. As part of the purchase price we paid Mr. David Fung $1,296,000. Mr. Fung is now President and Chief Operating Officer, Canada.

(3)  On deposit with a financial institution.

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

         On July 10, 2000, we issued 1,428,591 shares of Series A Preferred Stock and warrants to purchase up to 1,142,857 shares of Series A Preferred Stock to Microsoft Corporation. In exchange for the issuances, we received total consideration of $10.0 million. We issued these securities under an exemption provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended ("Regulation D"). The purchaser of these securities certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, acquired the securities as an investment and not with a view to distribution, and has agreed to not resell the securities unless they became registered or another exemption from registration was available. The securities issued were appropriately legended to reflect these restrictions.

         On July 11, 2000, we issued warrants to purchase up to 5,143 shares of its common stock to TBCC Funding Trust. The issuance was made in connection with a lease financing arrangement with Transamerica Business Credit Corporation. We issued these securities under an exemption provided by Rule 506 of Regulation D. TBCC Funding Trust certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities were appropriately legended to reflect these restrictions.

         On July 28, 2000 and August 18, 2000, we issued warrants to acquire up to, 20,000 and 4,903 shares of our common stock to EMC 2 Corporation. The issuances were made as partial consideration for an equipment financing arrangement. We issued these securities under an exemption provided by Rule 506 of Regulation D. EMC 2 Corporation certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities were appropriately legended to reflect these restrictions.

         On August 15, 2000, we issued warrants to acquire up to, 10,000 shares of our common stock to Magnus Diversified Inc. and issued warrants to acquire up to 5,000 shares of our common stock to Cyber Asylum Inc. These issuances were made as partial consideration for settlement of a claim made by Magnus Diversified Inc. and Cyber Asylum Inc. The Company issued these securities under an exemption provided by Rule 903 of Regulation S promulgated under the Securities Act of 1933. We made no directed selling efforts of these securities within the United States. The purchasers of the securities certified that they were not U.S. persons, were not acquiring the securities for the account or benefit of any U.S. person and would not resell the securities in the U.S. for at least one year. The securities issued by us were appropriately legended to reflect these restrictions and we have the right to refuse to register any transfer of these securities not made in accordance with Regulation S.

         On August 30, 2000, we issued 81,558 shares of common stock to a non-U.S. entity upon conversion of the remaining principal plus interest of a 10% convertible debenture held by the entity. On the same date, we also issued an additional 36,558 shares of our common stock to this non-U.S. entity upon a "cashless" exercise of a warrant held by the entity. These securities were issued under an exemption provided by Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended. The common stock issued to this non-U.S. entity was legended to reflect these restrictions and we have the right to refuse to register any transfer of these securities not made in accordance with Regulation S.

         Between July 1 and September 30, 2000, we issued 40,692 shares of our common stock upon the "cashless" exercise of 46,773 warrants, that we originally issued between April 29 and May 7 1999. We issued these shares of common stock pursuant to an exemption from the registration requirements provided by Rule 506 of Regulation D. The recipients of these shares of common stock had previously certified that they were "accredited investors" as defined in Rule 501 of Regulation D, were acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration is available. The common stock issued was appropriately legended to reflect these restrictions.

         On August 28, 2000, we issued 19,612 shares of our common stock to the trustee of our employee 401K plan to meet our contribution obligations for the period January 1 through June 30, 2000. We issued these shares of common stock pursuant to an exemption from the registration requirements provided by Rule 506 of Regulation D. The recipient of these shares of common stock had previously certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, it was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless it became registered or another exemption from registration is available. The common stock issued was appropriately legended to reflect these restrictions.

         Except as otherwise set forth above, no underwriters were engaged in the sales of securities described above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Report.

EXHIBIT
NUMBER                       DESCRIPTION
--------                     -----------

  3.1     Amended Certificate of Incorporation of FutureLink Corp. (1)

 10.1 First Amendment to Loan Agreement dated November 15, 1999 between FutureLink Corp. and Vincent L. Romano (1)

 10.2 Loan Termination Agreement dated June 30, 2000 between FutureLink Corp. and Vincent L. Romano (1)

 10.3 First Amendment to Employment Agreement dated November 15, 2000 between Vincent L. Romano and FutureLink Corp. (1)

 10.4 Termination of Employment Agreement dated July 31, 2000 between Vincent L. Romano and FutureLink Corp. (1)

 10.5 Lease Agreement dated April 27, 2000 between Olen Commercial Realty Corp. and FutureLink Micro Visions Corporation for 2 South Pointe Dr., Lake Forest, Ca. 92630 (1)

 10.6 Lease Agreement dated August 8, 2000 between Transwestern Lexington, LLC and FutureLink Corp. for 360 Lexington Avenue, New York (1)

 10.7 Securities Purchase Agreement dated June 29, 2000 between FutureLink Corp. and Microsoft Corporation (1)

 21.0     List of Subsidiaries (1)

 27.0     Financial Data Schedule

--------------
 *  Filed herewith.

(1) Included as an Exhibit to FutureLink's Registration Statement on Form SB-2 filed with the Commission on September 28, 2000 (Registration No. 333-46778), and is incorporated by reference herein.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed with the Commission during the quarter for which this Report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FUTURELINK CORP.


Date: November 13, 2000                     By: /s/ R. Kilambi
                                                --------------------------------
                                                    Raghu N. Kilambi,
                                                    Executive Vice-President
                                                    & Chief Financial Officer
                                                    (Authorized Signatory and
                                                    Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION
----------                         -----------

  3.1     Amended Certificate of Incorporation of FutureLink Corp. (1)

 10.1     First Amendment to Loan Agreement dated November 15, 1999 between
          FutureLink Corp. and Vincent L. Romano (1)

 10.2     Loan Termination Agreement dated June 30, 2000 between FutureLink
          Corp. and Vincent L. Romano (1)

 10.3     First Amendment to Employment Agreement dated November 15, 2000 between Vincent L. Romano and FutureLink Corp. (1)

 10.4     Termination of Employment Agreement dated July 31, 2000 between
          Vincent L. Romano and FutureLink Corp. (1)

 10.5     Lease Agreement dated April 27, 2000 between Olen Commercial Realty
          Corp. and FutureLink Micro Visions Corporation for 2 South Pointe Dr.,
          Lake Forest, Ca. 92630 (1)

 10.6     Lease Agreement dated August 8, 2000 between Transwestern Lexington,
          LLC and FutureLink Corp. for 360 Lexington Avenue, New York (1)

 10.7     Securities Purchase Agreement dated June 29, 2000 between FutureLink
          Corp. and Microsoft Corporation (1)

 21.0     List of Subsidiaries (1)

 27.0     Financial Data Schedule

----------

(1) Included as an Exhibit to FutureLink's Registration Statement on Form SB-2 filed with the Commission on September 28, 2000 (Registration No. 333-46778), and is incorporated by reference herein.