Form 10KSB
period 2000-12-31
FUTURELINK CORP
filed 2001-04-02
CIK 1061399

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                ----------------

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       or
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         COMMISSION FILE NUMBER 0-24833

                                FUTURELINK CORP.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                                ----------------

                DELAWARE                               95-4763404
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


2 SOUTH POINTE DRIVE, LAKE FOREST, CALIFORNIA            92630
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                 (949) 672-3000
                           (ISSUER'S TELEPHONE NUMBER)
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK,
                           PAR VALUE $.0001 PER SHARE

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer's revenues for its most recent fiscal year were $125,938,000.

        The aggregate market value of the voting Common Stock held by non-affiliates of the issuer was approximately $27,459,728 (computed using the closing price of $0.625 per share of Common Stock on March 16, 2001 as reported by the Nasdaq National Market).

        As of March 16, 2001, the issuer had 68,874,848 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the issuer's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2001 are incorporated by reference in Part III of this Form 10-KSB.

        Transitional Small Business Disclosure Format (check one):
                                                                 Yes [ ] No [X]

================================================================================

                                FUTURELINK CORP.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

Item 1.   Description of Business .........................................  1
Item 2.   Description of Property..........................................  8
Item 3.   Legal Proceedings................................................  9
Item 4.   Submission of Matters to a Vote of Security Holders..............  9

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters......... 10
Item 6.   Management's Discussion and Analysis or Plan of Operation........ 11
Item 7.   Financial Statements............................................. 24
Item 8.   Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure............................ 24


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance With Section 16(a) of the Exchange Act..... 24
Item 10.  Executive Compensation........................................... 24
Item 11.  Security Ownership of Certain Beneficial Owners and Management... 24
Item 12.  Certain Relationships and Related Transactions................... 24
Item 13.  Exhibits and Reports on Form 8-K................................. 25

SIGNATURES................................................................. 33

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OUR COMPANY

        We deliver information technology, or IT, solutions for customers who choose to outsource or augment all or part of their IT needs. In conjunction with our strategic partners, we enable the deployment, management, support and maintenance of software applications from our data centers or at the customers' data center location.

     Our professional services group provides expertise in server-based computing, information security, data communications management, technical staffing and other related services. We also purchase and resell hardware and software as part of our services. These sales of hardware and software in connection with the delivery of professional services compose a substantial portion of our revenue. Together with our strategic partners, we are also an application service provider, or ASP, that delivers seamless access to business-critical applications. Our customers, who pay a monthly fee for this service, connect to our facilities through the Internet, dedicated telecommunications lines or by wireless connection.

        We are recognized as the largest integrator in North America of server-based computing systems using Citrix Systems, Inc. software, one of the leading technologies for delivering software applications from remote locations. We typically install Citrix software along with Windows NT Terminal Server(TM) software from Microsoft Corporation. Our customers have included Cisco Systems, The Walt Disney Company, Allied Signal, General Motors, Ford Motor Company, Bank of America, Apple Computer and Delta Airlines. We have recently refocused our efforts to emphasize our core competencies in professional services while simultaneously growing our ASP services.

        We are a Delaware corporation and the successor-in-interest to a Colorado corporation incorporated in 1955. Our predecessor merged into a Delaware corporation and changed its name to FutureLink Corp. on October 15, 1999.

        We had no significant active operations in 1997. On January 20, 1998, we acquired a 46% interest in FutureLink Distribution Corp., a private Alberta corporation which we refer to as FutureLink Alberta, and changed our name from Core Ventures, Inc. to FutureLink Distribution Corp. Effective November 23, 1998, we acquired an additional 50.4% interest in FutureLink Alberta, bringing our total ownership to 96.4%. FutureLink Alberta focused on providing ASP services to mid-sized businesses. We accounted for our investment in FutureLink Alberta for the period January 20, 1998 to November 23, 1998 using the equity method of accounting for investments. FutureLink Alberta's results were consolidated into our results beginning November 24, 1998. On February 26, 1999, we acquired the remaining 3.6% minority shares of FutureLink Alberta, and it became our wholly-owned subsidiary.

        Effective August 24, 1998, we acquired all of the outstanding shares of Riverview Management Corporation which we renamed FutureLink/SysGold Ltd. FutureLink/SysGold owned SysGold, Ltd. and SysGold, Inc., Western Canadian IT services companies that focused on outsourcing IT services to mid-sized companies in the oil and gas sector. FutureLink/SysGold's results were consolidated into our results commencing August 24, 1998, when we acquired Riverview Management Corporation.

        We have built our professional services through seven acquisitions that we closed between October 15, 1999 and June 19, 2000 as follows:

      - On October 15, 1999, we acquired Executive LAN Management, Inc. for total consideration of $86.0 million;

      - On November 5, 1999, we acquired CN Networks, Inc. for total consideration of $19.9 million;

      - On November 26, 1999, we acquired Async Technologies, Inc. for total consideration of $35.0 million;

      - On December 22, 1999, we acquired KNS Holdings Limited, for total consideration of $44.0 million;

      - On January 31, 2000, we acquired Vertical Software, Inc. for total consideration of $27.6 million;

      - On February 29, 2000, we acquired Madison Group Holdings (a combination of MicroLAN Systems, Inc., doing business as Madison Technology Group, Madison Consulting Resources, Inc. and Madison Consulting Resources N.J., Inc.), for total consideration of $57.5 million; and

      - On June 19, 2000, we acquired Charon Systems Inc. for total consideration of $21.5 million.

        Our acquisitions reflected our strategy to rapidly expand our market penetration for our services. All of the companies we have acquired to date offer their customers IT services, specializing in server-based applications relying on Citrix software. The Citrix software interacts with Windows NT Terminal Server software from Microsoft, the same software used by us to run our ASP servers. The acquisitions have allowed us to enter other major markets through an established market participant and to leverage the talents of additional technical staff to deliver professional services and ASP solutions to a wider range of clients.

        In addition to our operations in the United States, we currently conduct business in Canada and the United Kingdom. The address of our principal executive office is 2 South Pointe Drive, Lake Forest, California 92630. Our telephone number is (949) 672-3000. Our website address is www.futurelink.net. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

KEY BUSINESS DEVELOPMENTS IN FISCAL 2000

        Key business developments in fiscal 2000 include the following:

      - Acquisitions. We acquired Vertical Software, Inc.; Madison Group Holdings (a combination of MicroLAN Systems, Inc., doing business as Madison Technology Group, Madison Consulting Resources, Inc. and Madison Consulting Resources, N.J., Inc.); and Charon Systems Inc. These acquisitions have brought us additional Citrix expertise and have broadened our market in the eastern United States and in Canada for both professional services and ASP.

      - Microsoft investment. Microsoft invested an aggregate of $10.0 million in exchange for 1,428,571 shares of our Series A Preferred Stock for a price of $7.00 per share, and warrants to purchase up to an additional 1,142,857 shares of our Series A Preferred Stock.

      - Secondary offering. We completed a public offering of 6,250,000 shares of our common stock at a price of $7.00 per share. We received net proceeds of $37.4 million from this offering.

      - Consolidation of corporate operations. We moved our corporate headquarters to a new facility in Lake Forest, California. In addition to centralizing our sales and marketing, finance and administration functions, our new facility houses one of our data centers and our network operations center, or NOC. From our NOC, we are able to monitor the performance and security of our entire infrastructure.

      - Aggressive advertising campaign. We increased our advertising budget and initiated a $2.0 million print campaign in the United States and Canada in major business publications such as Business Week, The Wall Street Journal, Wired Magazine and Industry Standard. Our campaign was targeted at chief executive officers, chief technology officers, chief information officers and chief financial officers, and its purpose was to drive brand name and market awareness.

OUR MARKET OPPORTUNITY

        We believe that the opportunity to provide IT services is being driven by the following factors:

      - Need for comprehensive software maintenance and management. Integration of software applications is becoming increasingly more complex. In addition, many software applications require frequent upgrades and modifications, as well as ongoing maintenance and support. Many companies have neither the expertise nor the resources to complete these necessary tasks.

      - Shortage of IT professionals. According to International Data Corporation, by 2002 there will be a shortage of 850,000 IT professionals in the United States and an even greater shortage of one million IT personnel in Europe. Companies are finding it increasingly more difficult and expensive to maintain their IT departments.

      - Increasing demand for remote and shared access to software applications. Many companies require that their employees be able to access software applications both from their desktops and from locations away from their offices. These companies are using server-based computing and ASP solutions to meet these requirements.

      - Increasing demand for timely IT solutions. Companies today face increasing pressures to deploy IT solutions to shorten their time-to-market.

OUR STRATEGY

        We seek to increase our global reach in IT services. We believe that FutureLink is positioned to attain this goal, as we plan to:

      - Leverage our professional services capabilities. We believe our employees are our strongest resource. Through our acquisitions, we have built a strong foundation of experts, products and services to meet the application delivery needs of our customers. We plan to build on this foundation by acquiring new talent and skill sets to enrich this offering and to remain ahead of the technology learning curve.

      - Broaden our practices. Our professional services offerings include services that bring together our server-based computing, data communications management and security expertise with our ASP know-how. Our goal is to build revenue by incrementally accepting more responsibility for the management of our customers' application delivery systems.

      - Penetrate the market through additional channels of distribution. We market our ASP services in partnership with third-party distribution channels, including software application providers and integrators. We believe these channels of distribution will allow us to increase our market penetration without incurring significant expenditures. We believe that by leveraging the resources of our partners we will be able to reach an additional set of customers that our direct sales force has not engaged. We also believe that this strategy gives us access to market-leading software and technology, enabling us to focus on service delivery rather than software development. We currently maintain relationships with software application vendors in key application areas, including Microsoft, Great Plains Software, Inc., Navision Software, Onyx Software Corporation and SalesLogix Corporation. Our relationships with these providers also enable us to provide our customers with an economically attractive service offering, and afford us co-marketing and co-branding opportunities. We plan to enter into relationships with other software application providers, which will enable us to expand our portfolio of software applications and reduce our reliance on any one software application provider.

OUR IT SERVICE OFFERINGS

        PROFESSIONAL SERVICES

        Our professional services group has four areas of expertise:

      -     server-based computing;

      -     information security;

      -     data communications management; and

      -     IT staffing.

        We have built upon these areas of expertise through corporate acquisitions, training investments and staff selection. For the year ended December 31, 2000, our professional services group accounted for a substantial portion of our revenue and we expect these services to account for a substantial portion of our revenue for the year ending December 31, 2001. Our customers range from small and mid-sized organizations to divisions of Fortune 100 companies. Our professional services include the following:

      -     consulting, planning and designing our customer's IT solutions;

      -     purchasing and selling of hardware and software;

      - installing and integrating hardware and software applications using Citrix server-based computing software in conjunction with Microsoft Windows NT;

      - maintaining, onsite and remotely, our customers' server-based computing environments; and

      - training IT professionals to use Citrix and Microsoft operating systems.

        Pricing for sales of hardware and software varies by project and is based on market forces. Depending on the type and length of the project, pricing for our consulting services is based on an hourly rate, on a daily rate, on a project-by-project basis, on a monthly price per consultant or on a monthly fee per employee or user. We also offer training. We sell our professional services both through our direct sales force and our channel partners.

        ASP SERVICES

        Our ASP services involve deploying, managing and supporting software applications hosted at our data centers for our customers. Our ASP services are designed so that our customers can choose the combination of software applications that best meets their business requirements, technical needs and financial resources. Depending on the requirements of our software providers, we sometimes enter into sublicensing agreements with our customers granting the right to use certain software applications.

        Most of our ASP customers are small to mid-sized businesses having 20 to 2,000 employees. To date, our ASP services have accounted for a small portion of our business. During fiscal 2000, ASP revenue accounted for approximately 15.8% of our service delivery revenue or 4% of total revenue. However, we believe that our ASP services will account for an increasingly larger portion of our business in the future. We typically enter into three-year agreements with our customers and charge them a flat monthly fee depending on the software applications we host for them. Our customers pay for our ASP services on a monthly basis. Our prices are based on the number of users, number of servers, types of applications hosted and number and type of support services that our customers use.

        Growth in the demand for our ASP services is dependent upon the following factors:

      -     the acceptance of ASP in the marketplace;

      -     the current technology and infrastructure that our customers use;

      -     our ability to reliably deliver ASP services to our customers;

      - other ASP providers providing quality services so as not to diminish consumer confidence in ASP services;

      - mitigating the effects of any defects in software applications delivered from our data centers that are beyond our control;

      - our ability to strengthen awareness of our brand and differentiate the services we offer from those of our competitors;

      - our ability to market our services in a cost-effective manner to new customers; and

      -     satisfying customer concerns over data security and user privacy.

        We have developed a secure, reliable and high-performance system for delivering software applications to multiple users, which we believe provides us with a significant competitive advantage. Our personnel in Lake Forest, California monitor our system on a continual basis. We combine internally created technology innovations with technologies from leading software and hardware providers, including, among others, delivery software from Citrix, Intel based servers from Compaq, routers and firewall protection software from Cisco Systems, Inc., and storage devices from EMC2 Corporation. Our delivery system is scalable, allowing servers to be added to support additional users without disrupting other servers that are concurrently running software applications.

        We operate state-of-the-art data centers in Lake Forest, California; Calgary, Canada; Leonia, New Jersey; and Newbury, United Kingdom, from which we deliver our ASP services. Each facility features separate, back-up network and power connections, cooling systems and on-site back-up generators to ensure a continuous power supply. We employ several security measures including:

      -     24 hour perimeter surveillance;

      -     limited access two factor authentication;

      -     the physical separation of servers from administrative workstations;
            and

      -     firewalls at each entry point to our data centers.

        We offer connectivity to our systems from virtually anywhere in the world, providing customers with global access to software applications. Customers can access us:

      -     via the Internet;

      -     through international high speed connections; and

      - over frame relay through AT&T Corp. or over dedicated, private lines.

        We have designed our network to minimize the effect of any interruptions. We monitor the performance and security of our entire infrastructure at our NOC in Lake Forest, California. We also have implemented security measures to identify potential sources of failure or interruption. Although we have attempted to build complete back-up into our network and hosting facilities, our delivery system is currently subject to several single points of failure, and a problem with one of our servers, routers or switches could cause an interruption in the services we provide to some of our customers.

        Our ASP Services also include maintenance services. Maintenance services are typically charged on a fixed fee basis or at an hourly rate for consultants who maintain our customers' systems.

        The design of our data centers enables systems administrators and support staff to be promptly alerted to problems and to rapidly resolve any technical issues.

        OTHER SERVICES

        We are one of the first to provide real time visual communication within our standard ASP offering to European customers. Customers may initiate point-to-point or multipoint video conferencing. We have developed a product which enhances printing for remote end-users in connection with the Microsoft's Terminal Server(TM) and Citrix MetaFrame(TM) Server. This product creates a universal printer driver which resides on the host server, enabling Citrix MetaFrame(TM) users to print to any printer.

KEY RELATIONSHIPS

        In implementing our growth strategy, we have developed important commercial relationships with the following companies:

        Citrix. Citrix provides technology that enables users to access software applications from virtually any computing device, including desktops, mobile computers, network computers, terminals, information appliances, palmtops or other devices, across virtually any network. Citrix provides what we believe is the most advanced technology for delivering software applications to remote users as well as the most scalable and flexible tools for server-based computing. Citrix's software is designed to work within Microsoft Windows NT-compatible server environment, allowing virtually any computer terminal to access standard windows applications running on the server. We are recognized as the largest integrator of server-based computing solutions using Citrix technology in North America.

        Compaq. In the fourth quarter of 1999, Compaq Computer Corporation invested $2.2 million in our company and extended us a $20.0 million lease line of credit to provide our data centers with Intel based servers from Compaq. We have deployed Compaq's products in all four of our data centers.

        Software application providers. We have significant commercial relationships with a variety of leading software providers, including Microsoft, Citrix, SalesLogix, Great Plains and Navision. We believe our ability to deliver a broad array of applications is a significant competitive advantage. Our agreements with these software suppliers allow us to deploy applications to our ASP customers on a monthly subscription basis without the need to establish a separate licensing arrangement for each customer. The agreements also generally include co-marketing, specialized product training and preferred pricing on the licenses for the software.

        Certain important relationships with software application providers are described below.

      - Microsoft. We have been approved to host at our data centers improved Microsoft Office 2000, Exchange 2000 and Active Directory developed in conjunction with Microsoft's Consulting Services. In addition, we participate in Microsoft's Complete Commerce program, which showcases our ASP offerings for Great Plains and Pivotal software. The term of our agreement with Microsoft expires June 30, 2001. Either party may terminate the agreement for cause by giving the other party 30 days written notice.

      - Citrix. We participate in Citrix's ASP license program. This license allows us to use Citrix technology in our data centers to deliver applications to our ASP customers. Our subsidiaries are parties to several agreements with Citrix covering various geographic territories. These agreements typically have a one-year term and may be terminated by either party for any reason by giving the other party 30 days written notice.

      - SalesLogix. We have been approved to host SalesLogix software applications. Our agreement with SalesLogix may be terminated by either party effective November 1 of any year if such party gives the other party 60 days prior written notice.

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

SALES AND MARKETING

        We sell our services through a direct sales force of approximately 195 professionals, who are focused on offering our IT services to existing and new customers from the small and mid-sized enterprise markets to divisions of Fortune 100 companies.

        We also have embarked on a program to partner with a variety of independent software vendors and value-added resellers to access additional distribution channels. By leveraging the expertise and resources of our partners, we plan to expand our customer reach. We currently have relationships with 10 software application providers and 59 software applications integrators. Together we bring breadth and depth in the offering and deployment of applications to end-users.

        Our marketing strategy is aimed at driving end-user demand for our services. It consists of engaging in public relations activities, participating in seminars and trade shows, educating our channel partners and utilizing our renovated web site, which we expect to be available by the end of June 2001. To further extend the reach and effectiveness of our message, we have implemented co-marketing arrangements with brand name partners such as Microsoft, Citrix and Compaq.

COMPETITION

        The markets for our services are extremely competitive. The growth potential of these markets have attracted many start-ups, as well as extensions of existing businesses from different industries. The principal competitive factors in this market include:

      - quality of service, including performance, scalability, reliability and functionality;

      -     customer service and support;

      -     variety of services offered;

      -     price;

      -     name recognition; and

      -     network security.

        Our current and prospective competitors include other ASPs, systems integrators, Internet service providers, hardware and software suppliers and telecommunications companies.

        Systems integrators. We compete with commercial systems integrators who bundle their services with software and hardware providers and perform an outsourcing role for the customer. Examples of these competitors include EDS, Accenture Consulting, PricewaterhouseCoopers LLP and MCI Systemhouse, among others. These companies provide professional consulting services in the use and integration of software applications in single-project customer engagements. Systems integrators may establish strategic relationships with software application providers to offer services similar to our ASP offerings. Their strengths include local customer awareness and relationships with hardware and software companies. Additionally, regional systems integrators may align themselves with Internet service providers to offer complex website management combined with professional implementation services.

        Hardware and software companies. We compete with hardware and software companies in providing software application solutions as well as delivery system infrastructure. In order to build market share, both hardware and software providers may establish strategic relationships to enhance their service offerings. IBM Solutions currently provides applications outsourcing of its Lotus Notes products and delivers the service via the IBM network infrastructure. J.D. Edwards & Company, a developer of enterprise resource planning software, has launched JDe.Sourcing offering its software in an outsourced model. SAP Aktiengesellschaft has formed an outsourcing organization to develop key partnerships with leading consulting firms with the intent of offering SAP software, and both PeopleSoft and Oracle have each announced an ASP strategy. We believe that additional hardware and software providers, potentially including some of our current software partners, may enter the outsourcing market in the future.

        Application service providers. We compete with companies whose core business is providing ASP services. These competitors include, among others, USinternetworking, Corio, Interliant, Breakaway Solutions, and Telecomputing. Many of these competitors are targeting similar markets; however, they promote hosting at their facility while we host at our data centers or the customers' data center.

        Internet service providers and website hosting companies. Our current competitors include business-focused Internet service providers and website hosting companies with a significant national presence, such as, UUNet Technologies, Genuity, PSINet, XO Corporation, DIGEX, Frontier and Exodus Communications. These companies intend to expand their service offerings by bundling their Internet access and website hosting service offerings with the delivery of software applications on a subscription basis.

        Telecommunications companies. Many long distance companies, regional Bell operating companies and competitive local exchange carriers offer Internet access services. In order to address the Internet connectivity requirements of their current business customers, we believe that there is a move towards horizontal integration through acquisitions of, joint ventures with, and purchasing connectivity from, Internet service providers. Accordingly, we expect that we will experience increased competition from the traditional telecommunications carriers. Many of these telecommunications carriers, in addition to their substantially greater network coverage, market presence, and financial, technical and personnel resources, also have large existing commercial customer bases. We believe that our local presence, our strong technical and data-oriented sales force and our focus on offering a single source computing solution are important features distinguishing us from the telecommunications companies.

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

INTELLECTUAL PROPERTY

        Our intellectual property is important to our business. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property.

        We enter into agreements with many of our employees giving us proprietary rights to certain technology these employees develop while we employ them.

        We have registered trademarks in Canada for the names "FutureLink," "Future Serve" and other names and logos. We have also applied for trademark registration in Canada for names including "The World's ASP" and "The World's First Computer Utility Company." In addition, we have applied for federal trademark or service mark registration in the United States for names including "FutureLink," "FutureServe," "World's First Computer Utility Company," "The Application Utility Company" and "The World's ASP." We may seek further trademarks and may in the future take other steps to protect our intellectual property rights. We are aware of other companies using the "FutureLink" name, and are in the process of investigating the rights, if any, others may have in the name. If any such company engaged in businesses in our industry could establish prior use to such name and damages caused by our use of the name, we may incur liability and be forced to cease using the name.

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

EMPLOYEES

        As of March 16, 2001, we employed 588 full-time employees and 5 part-time employees, including 259 information technicians, 194 sales and marketing personnel and 140 administration and management staff. We have never experienced work stoppages, and we are not a party to any collective bargaining agreement. We believe our employee relationships to be generally good.

ITEM 2. DESCRIPTION OF PROPERTY

        We conduct our operations within approximately 226,511 square feet of building space. Our principal facilities are as follows:

                                                                        SQUARE        LEASE
        LOCATION                   FUNCTION                              FEET         EXPIRES
        --------                   --------                              ----         -------
        Lake Forest,               Corporate Headquarters and Data
          California                 Center                            77,326         July 2010
        Calgary, Canada            Office Facilities and Data Center   31,155       January 2002
        Toronto, Canada            Office Facilities                   28,000        June 2005
        New York, New York         Office Facilities                   15,000       December 2010
        Beltsville, Maryland       Office Facilities                   12,800       January 2010
        Walled Lake, Michigan      Office Facilities                    9,900         July 2002
        Newbury, United Kingdom    Office Facilities and Data Center    9,000        October 2005
        Pleasanton, California     Office Facilities                    8,243         July 2004
        Montreal, Canada           Office Facilities                    6,966         June 2005
        Edison, New Jersey         Data Center                          5,316         June 2004
        Ft. Lauderdale, Florida    Office Facilities                    3,851       December 2004
        Atlanta, Georgia           Office Facilities                    3,715         June 2001
        Richmond, Virginia         Office Facilities                    3,244        March 2002
        London, Canada             Office Facilities                    3,000        August 2002
        Pleasanton, California     Training Center                      2,523       February 2001
        Los Angeles, California    Office Facilities                    2,463       October 2001
        Albany, New York           Office Facilities                    1,596        April 2001
        Quebec City, Canada        Office Facilities                    1,263       Month to month
        Glasgow, Scotland          Office Facilities                      750      September 2001
        Blue Bell, Pennsylvania    Office Facilities                      400        March 2001


        We believe our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

ITEM 3. LEGAL PROCEEDINGS

        On January 26, 2000, Michael Chan filed a suit in the Court of Queen's Bench of Alberta, Judicial District of Calgary against FutureLink Distribution Corp. (Alberta), a predecessor to one of our wholly-owned Canadian subsidiary, and our former Chief Executive Officer, Cameron Chell, alleging that FutureLink Distribution Corp. (Alberta) breached its contract to deliver him options to purchase 250,000 Class "A" common shares of FutureLink Alberta at $1.00 per share. Mr. Chan seeks 50,000 shares of our common stock or, alternatively, damages of approximately $1.5 million in cash, general damages of approximately $200,000 and punitive damages of approximately $200,000. We have filed a Statement of Defense in this action refuting Mr. Chan's claims. Cameron Chell, a co-defendant in the lawsuit, has filed a claim against us, seeking indemnification with respect to Mr. Chan's claims. On January 4, 2001, we filed claims seeking indemnification against Mr. Chell and Mr. Gerald Albert, our former attorney and a co-defendant.

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

        We are party to various other legal actions arising in the ordinary course of our business. We believe that the resolution of the actions described above, as well as the other legal matters arising in the ordinary course of our business will not have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        Our common stock is traded on the Nasdaq National Market under the symbol "FTRL." Our common stock began trading on the Nasdaq National Market on January 4, 2000. Before our listing on the Nasdaq National Market, our common stock traded on the OTC Bulletin Board under the trading symbol "FLNK" from 1998 through 1999 and under the trading symbol "CVNK" from 1995 to 1998. The following table shows, for the periods indicated, the high and low closing sales prices per share of our common stock as adjusted to reflect the one-for-five reverse stock split effected June 1, 1999, as reported on the Nasdaq Stock Market and the OTC Bulletin Board as applicable:

                                                   High         Low
     1999
     First Quarter                                 $2.60       $1.45
     Second Quarter                                 8.69        1.35
     Third Quarter                                  9.31        6.06
     Fourth Quarter                                35.75        8.50

     2000
     First Quarter                                 35.88       17.31
     Second Quarter                                21.50        5.50
     Third Quarter                                  7.63        3.06
     Fourth Quarter                                 3.00        0.56

        The bid quotations set forth above for 1999 reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

        We received a notice from Nasdaq that our common stock has not maintained a minimum bid price of $1.00 over a period of 30 consecutive trading days as required by The Nasdaq National Market Marketplace Rules. As a result, Nasdaq, in accordance with such Marketplace Rules, has provided us with 90 calendar days, until June 25, 2001, to regain compliance with this requirement. If we are unable to demonstrate compliance with the requirement on or before June 25, 2001, Nasdaq will provide us with written notification that our securities will be delisted, a determination which we may appeal at that time.

HOLDERS

        As of March 16, 2001, there were approximately 685 holders of record of our common stock.

DIVIDENDS

        We have never declared or paid a cash dividend on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our board of directors deems relevant. The agreement for our current credit facility prohibits us from paying dividends in cash or other property (other than common stock), except, under certain circumstances, for cash dividends up to $360,000 in any fiscal quarter to holders of our Series A preferred stock. In addition, the holders of our Series A preferred stock are entitled to receive a cumulative annual dividend of $0.56 per share before any dividend is paid on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

        On November 16, 2000, we issued warrants to purchase up to 100,000 shares of our common stock to Foothill Capital Corporation. The issuance was made at the same time as a loan and security agreement with Foothill Capital Corporation. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. Foothill Capital Corporation certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us were appropriately legended to reflect these restrictions. No underwriters were engaged in the sales of securities described above.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

        We deliver information technology, or IT, solutions for customers who choose to outsource or augment all or part of their IT needs. In conjunction with our strategic partners, we enable the deployment, management, support and maintenance of software applications from our data centers or at the customers' data center location.

        Our professional services group provides expertise in server-based computing, information security, data communications management, technical staffing and other related services. We also purchase and resell hardware and software as part of our services. These sales of hardware and software in connection with the delivery of professional services compose a substantial portion of our revenue. Together with our strategic partners worldwide, we are also an application service provider, or ASP, that delivers seamless access to business-critical applications. Our customers, who pay a monthly fee for this service, connect to our facilities through the Internet, dedicated telecommunications lines or by wireless connection.

        We are recognized as the largest integrator in North America of server-based computing systems using Citrix software, one of the leading technologies for delivering software applications from remote locations. We typically install Citrix software along with Windows NT Terminal Server(TM) software from Microsoft Corporation. Our customers have included Cisco Systems, The Walt Disney Company, Allied Signal, General Motors, Ford Motor Company, Bank of America, Apple Computer and Delta Airlines. We are continuing to emphasize our core competencies in professional services while simultaneously growing our ASP services.

        We have built our professional services group through seven acquisitions that we closed between October 15, 1999 and June 19, 2000 as follows:

      - On October 15, 1999, we acquired Executive LAN Management, Inc. for total consideration of $86.0 million;

      - On November 5, 1999, we acquired CN Networks, Inc. for total consideration of $19.9 million;

      - On November 26, 1999, we acquired Async Technologies, Inc. for total consideration of $35.0 million;

      - On December 22, 1999, we acquired KNS Holdings Limited, for total consideration of $44.0 million;

      - On January 31, 2000, we acquired Vertical Software, Inc. for total consideration of $27.6 million;

      - On February 29, 2000, we acquired MicroLAN Systems, Inc., doing business as Madison Technology Group, Madison Consulting Resources, Inc. and Madison Consulting Resources N.J., Inc., for total consideration of $57.5 million; and

      - On June 19, 2000, we acquired Charon Systems Inc. for total consideration of $21.5 million.

        Our acquisitions reflected our strategy to rapidly expand our market penetration for our services. All of the companies we have acquired to date offer their customers IT services, specializing in server-based applications relying on software from Citrix Systems, Inc. The Citrix Systems software interacts with Windows NT Terminal Server(TM) software from Microsoft, the same software used by us to run our ASP servers. The acquisitions have allowed us to enter other major markets through an established market participant and to leverage the talents of additional technical staff to deliver server-based computing and ASP solutions to a wider range of clients.

        The acquisitions resulted in approximately $302 million of purchase price in excess of net assets acquired that we have allocated to goodwill and assembled workforce. We believed that we would be able to realize the value of the goodwill acquired through the overall expansion of our consulting and ASP services based on our strategic business plan.

        We evaluated the recoverability of our long-lived assets in accordance with Financial Accounting Standards Board Statement (FAS) No. 121. In connection with preparing our consolidated financial statements for the fiscal year ended December 31, 2000 and in accordance with FAS 121, we identified certain conditions as indicators of possible impairment of our recorded goodwill and other intangibles recorded as a result of the acquisition of seven companies we acquired from October 1999 through June 2000. These indicators included:

        - Slower than expected acceptance of ASP services in the marketplace and longer lead times to set-up and receive revenue from ASP customers;

        - Higher than expected costs to build our data center infrastructure and to develop products for our ASP services;

        - The significant decline in the valuations of public companies operating in the server-based consulting and ASP sector;

        - Our decision to re-emphasize our professional services group and to decrease our emphasis on growth of ASP services in the United States;

          - A significant decrease in our stock price compared to the purchase price of these acquisitions; and

          -   Revisions to our strategic plan.

        In accordance with FAS 121, an impairment loss is measured as the amount by which the carrying value of the assets exceeds their estimated fair value. The estimate of fair value may take into consideration selling prices or fair values for similar assets and the results of valuation techniques, such as discounted cash flows. We found that our forecasted net cash flows from operations were inadequate to recover the goodwill's carrying values. Accordingly, we estimated the fair value of the goodwill initially recorded in connection with all of our 1999 and 2000 acquisitions using a discounted cash flow analysis and recorded an impairment charge of $170 million during the fourth quarter of 2000.

        We continue to monitor closely our remaining goodwill and other long-lived assets. The evaluation of the recoverability of goodwill is significantly affected by our estimates of future operating cash flows from each acquired company. If estimates of future operating cash flows decrease, we may be required to write down further our goodwill and other long-lived assets in the future. Any such write down could have a material adverse effect on our financial position and results of operations.

        The goodwill impairment as of December 31, 2000 for each of our seven acquisitions is set forth below:

                                                             2000
                                                        (in millions)
                                                        -------------
        Impairment of Goodwill:
            Executive LAN Management, Inc..............     $ 60
            CN Networks, Inc. .........................       13
            Async Technologies, Inc. ..................       24
            KNS Holdings Limited ......................       21
            Vertical Software, Inc. ...................       11
            MicroLAN Systems, Inc. ....................       31
            Charon Systems Inc. .......................       10
                                                            ----
                Total .................................     $170
                                                            ====

RESULTS OF OPERATIONS

        Our historical financial statements for the year ended December 31, 1999 reflect our historical Canadian business and Canadian ASP operations and do not reflect any United States professional services or ASP operations until the effective dates of the acquisitions previously described. These acquired businesses now represent a significant portion of our revenue, operations and employees.

        Our seven acquisitions had a material impact on our financial statements for 2000 and 1999. Accordingly, current and future financial statements may not be directly comparable to our historical financial statements.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

Revenue

        The components of our revenue for the twelve months ended December 31, 2000 and 1999 were as follows (in millions):

                                               December 31,
                                             ---------------
                                              2000      1999
                                             ------    -----
        Sale of hardware and software        $ 91.2    $ 6.7
        Service delivery                       34.7      6.9
                                             ------    -----
                Total                        $125.9    $13.6
                                             ======    =====

        Revenue for the twelve months ended December 31, 2000 consisted of $34.7 million of service delivery revenue of which $29.3 million related to services provided by consultants in our professional services group and $5.4 million related to our ASP offerings. Our professional services group also purchases and sells hardware and software to our customers for a profit, which accounted for $91.2 million of revenue for the twelve months ended December 31, 2000.

        Revenue for the twelve months ended December 31, 1999 consisted of $6.9 million of services delivery revenue. The resale of hardware and software to our customers accounted for $6.7 million of revenue for the twelve months ended December 31, 1999.

Cost of Hardware and Software Sold

        Cost of goods sold reflects costs of hardware and software purchased for sale to customers by our professional services group. Cost of goods sold for the twelve months ended December 31, 2000 was $75.1 million, or 82% of hardware and software sales.

        Our cost of goods sold for the twelve months ended December 31, 1999 was $7.0 million, or 104% of related hardware and software sales primarily because we wrote off $232,000 of inventory during the period that existed on the books of the companies we acquired.

Cost of Service Delivery

        Our cost of service delivery for the twelve months ended December 31, 2000 was $27.3 million, or 79% of service delivery revenue. Our cost of service delivery reflects payroll and benefit costs for our consultants who support the professional services group and payroll, benefit and operational costs related to testing and operating our data centers and installing and supporting software applications related to our ASP services.

        Our cost of service delivery for the twelve months ended December 31, 1999 was $10.5 million, or 154% of service delivery revenue. This includes amounts related to the costs of the consultants in our professional services group and the direct cost related to the development of our ASP services.

Selling, General and Administrative Expenses

        Our selling, general and administrative expenses include payroll, sales commissions, advertising, and marketing expenses to secure customers and to develop business partnerships, as well as facilities and communication costs, insurance, legal and travel costs incurred in the normal course of conducting business.

        Selling, general and administrative expenses for the twelve months ended December 31, 2000 increased $59.4 million to $72.0 million, from $12.6 million in the comparable period in 1999. This amount includes $2.9 million of non-cash compensation charges relating to the issuance of our common stock, options and warrants. The increase in such costs results from increased payroll, benefits and operating costs related to building our ASP services, additional costs for marketing activities, settlement of a litigation matter for $5.0 million, and the additional selling, general and administrative costs of the companies that we acquired in the last quarter of 1999 and during 2000.

        Our selling, general and administrative expenses for the twelve months ended December 31, 1999 of $12.6 million includes $3.3 million of non-cash compensation charges relating to the issuance of our common stock, options and warrants.

Amortization of Goodwill and Other Intangibles and Depreciation

        Our amortization and depreciation costs for the twelve months ended December 31, 2000 and 1999 are comprised of the following (in millions):

                                                 December 31,
                                               -----------------
                                                2000       1999
                                               ------      -----
        Amortization of goodwill and
          other intangibles                    $ 57.8      $ 5.0
        Depreciation and other amortization       8.5        1.7
                                               ------      -----
                Total                          $ 66.3      $ 6.7
                                               ======      =====

        The increase in the amortization of goodwill and other intangible assets for the twelve months ended December 31, 2000 relates to the acquisitions made during 1999 and 2000. Our amortization and depreciation expense for the twelve months ended December 31, 2000 includes depreciation on the expansion of our data centers, software user licenses, office and leasehold improvements and amortization of amounts for assembled workforce. Amortization of intangible assets for the twelve months ended December 31, 1999 relates to the amortization of the assembled workforce that we acquired during 1998.

Interest Expense

        Interest expense of $2.7 million for the twelve months ended December 31, 2000 relates to interest on outstanding bank indebtedness and lines of credit, capital lease obligations and convertible debt.

        Interest expense of $12.1 million for the twelve months ended December 31, 1999 includes a non-cash $11.1 million charge related to amortization of the intrinsic value of conversion features related to convertible debenture financing and $1.0 million related to interest on outstanding bank indebtedness and lines of credit, capital lease obligations and convertible debt.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

Revenue

        The components of our revenue for the twelve months ended December 31, 1999 and 1998 were as follows (in millions):

                                                    December 31,
                                                  ----------------
                                                   1999      1998
                                                  ------    ------
        Sale of hardware and software             $  6.7    $  1.0
        Service delivery                             6.9       1.4
                                                  ------    ------
                Total                             $ 13.6    $  2.4
                                                  ======    ======

        Revenue for the twelve months ended December 31, 1999 consisted of $1.7 million of professional services revenue generated by the United States companies that we acquired during the year, and $5.2 million of professional services revenue that our Canadian companies generated, which they provided to mostly oil and gas industry customers. For the twelve month period ended December 31, 1999, ASP services revenue were negligible. Our professional services group also purchases and sells hardware and software to our customers for a profit, which accounted for $6.7 million of revenue for the twelve months ended December 31, 1999, of which $4.7 million related to revenues generated by the companies acquired by us during 1999.

        Revenue for the twelve months ended December 31, 1998 consisted of $1.4 million of service delivery revenue, and $1.0 million of revenues from sales of hardware and software. The revenue for this period reflects the operations of our FutureLink/SysGold Ltd. subsidiary, which we acquired on August 24, 1998, and our FutureLink Alberta subsidiary for the period November 23, 1998 to December 31, 1998. Prior to that date, we only held a 46% interest in FutureLink Alberta, and we accounted for those results under the equity method of accounting and reflected those results in equity of loss of investee.

Cost of Goods Sold

        Cost of goods sold for the year ended December 31, 1999 was $7.0 million, or 104% of related hardware and software sales. The cost of sales for the twelve months ended December 31, 1999 exceeded related revenue primarily because we wrote-off $232,000 of inventory during the period that existed on the books of the companies we acquired.

        Cost of goods sold reflects costs of hardware and software purchased for resale to customers by our professional services group. Cost of goods sold for the twelve months ended December 31, 1998 was $0.9 million, or 91% of hardware and software sales.

Cost of Service Delivery

        Our cost of service delivery for the twelve months ended December 31, 1999 was $10.5 million or 154% of service delivery revenue. This includes amounts related to the costs of the consultants in our professional services group and the direct cost related to the development of our ASP services.

        Our cost of service delivery for the twelve months ended December 31, 1998 was $1.5 million. This includes amounts related to the cost of delivering our professional services and the direct cost related to the development of our ASP services, including operating a "beta test" data center for early customers. The costs of service delivery for this period reflects costs resulting from the operations of our FutureLink/SysGold Ltd. subsidiary, which we acquired on August 24, 1998, and from FutureLink Alberta for the period November 23, 1998 to December 31, 1998. Prior to that date, we only held a 46% interest in FutureLink Alberta, and we accounted for those results under the equity method of accounting and reflected those results in loss of investee.

Selling, General and Administrative

        Our selling, general and administrative expenses include travel, payroll, commissions, advertising, and marketing expenses to secure customers and to develop business partnerships, as well as for meeting and developing business relationships. Selling, general and administrative expenses for the year ended December 31, 1999 increased $9.5 million to $12.6 million, from $3.1 million in the comparable period in 1998. The increase in such costs resulted from increased payroll, benefits and operating costs related to building ASP services, additional costs for marketing activities, and $4.6 million additional selling, general and administrative costs of the companies that we acquired during the year. The 1999 amount also includes $3.3 million of non-cash compensation charges related to the issuance of our common stock, options and warrants.

        Our selling, general and administrative expenses for the year ended December 31, 1998 were $3.1 million and included selling, general and administrative costs which resulted from the operations of our FutureLink/SysGold Ltd. subsidiary which we acquired on August 24, 1998. The 1998 amount includes selling, general and administrative costs from our FutureLink Alberta subsidiary for the period November 23, 1998 to December 31, 1998. Prior to that date, we only held a 46% interest in FutureLink Alberta, and we accounted for those results under the equity method of accounting and reflected those results in loss of investee. The 1998 amount also includes $2.1 million of non-cash compensation charges related to the issuance of our common stock, options and warrants.

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

Amortization of Goodwill and Other Intangibles and Depreciation

        Our amortization and depreciation costs for the twelve months ended December 31, 1999 and 1998 are comprised of the following (dollars in millions):

                                                          December 31,
                                                        ---------------
                                                         1999      1998
                                                        -----     -----
        Amortization of goodwill and other
          intangibles                                   $ 5.0     $ 0.7
        Depreciation and other amortization               1.7       0.2
                                                        -----     -----
                Total                                   $ 6.7     $ 0.9
                                                        =====     =====

        Our depreciation for the year ended December 31, 1999 includes depreciation on the expansion of our Canadian data center, software user licenses and office and leasehold improvements. Our amortization of intangible assets for the twelve months ended December 31, 1999 relates to the amortization of goodwill on the acquisitions made during the year and from the assembled workforce acquired during the twelve months ended December 31, 1998. Amortization of intangible assets for the twelve months ended December 31, 1998 relates to the amortization of the assembled workforce that we acquired during 1998.

Equity in Loss of Investee

        On January 20, 1998, we acquired a 46% interest in FutureLink Alberta. Effective November 23, 1998, we acquired a further 50.4% interest in FutureLink Alberta, bringing our total ownership to 96.4%. We accounted for our investment in FutureLink Alberta for the period January 20, 1998 to November 23, 1998 using the equity method of accounting for investments, and included 46% of FutureLink Alberta's net loss on our statement of operations as "Equity in loss of investee". Subsequent to the closing of the November 24, 1998 acquisition of the additional 50.4% interest, we consolidated FutureLink Alberta's results of operations into our results of operations. In 1999, we consolidated FutureLink Alberta's operations with our operations for the full year.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2000, cash and cash equivalents were $14.2 million, compared to $19.2 million as of December 31, 1999. Our principal uses of cash during the year ended December 31, 2000 were for the expansion of our ASP services, acquisitions and a payment of $5.0 million to SmallCaps Online Group LLC relating to the settlement of a litigation matter. Our principal sources of liquidity to fund ongoing operations for the year ended December 31, 2000 were the issuance of equity securities and borrowings under various debt agreements. We anticipate that funding ongoing operations will continue to be our principal use of cash in the fiscal year ending December 31, 2001.

Operating Activities.

        The cash used by operating activities for the year ended December 31, 2000 was $50.1, attributable primarily to the expansion of our ASP business, funding of ongoing operations and settlement of the SmallCaps litigation.

Investing Activities.

        Net cash used in investing activities for the year ended December 31, 2000 was $25.5 million. These activities consisted primarily of capital expenditures and cash used in acquisitions.

        During the year ended December 31, 2000 we acquired three companies. The total consideration for these acquisitions was $106.6 million consisting of $15.3 million cash; 5,201,451 shares of common stock valued at $79.6 million; and notes payable of $11.7 million, all of which have been paid.

        Our capital expenditures for the year ended December 31, 2000 were $10.4 million, primarily relating to investments in property and equipment, principally in expanding our existing data centers, and for the acquisition of software, hardware and other infrastructure costs necessary to host our ASP customers. We anticipate that our capital expenditures for 2001 will decrease from 2000 levels, as we emphasize our professional services group.

Financing Activities.

        Net cash provided by financing activities for the year ended
December 31, 2000 was $71.7 million. Our principal financing activities for 2000 were repayment of existing debt, borrowings on new debt facilities and the generation of net proceeds from the issuance of common stock and preferred stock and the exercise of warrants.

        During the year ended December 31, 2000, we utilized several capital lease agreements with financial lenders and computer hardware vendors which allowed us to lease computer hardware and related infrastructure. As of December 31, 2000, we had the ability to borrow up to $6.4 million under a lease agreement. Aggregate monthly payments under all of the outstanding capital lease agreements were $0.9 million as of December 31, 2000, including interest implicit in the leases at rates ranging from 4.3% to 20% per annum. These agreements have been principally used to build and expand our United States, Canadian and United Kingdom data centers.

        During 1999, we completed a private placement of $50.0 million of common equity with institutional private equity investors and received net proceeds of approximately $46.1 million after deducting commissions and fees. As part of this placement, we issued warrants to acquire 2,401,041 shares of common stock to the investors and the placement agent. The holders exercised these warrants in February 2000, resulting in net proceeds to the Company of $18.0 million. On April 28, 2000, we completed a private placement of approximately $15 million of common equity with institutional private equity investors. As part of this placement, the Company issued to the investors 1,764,706 shares of common stock and warrants to purchase 441,176 shares of common stock at an exercise price of $9.25 per share. On July 10, 2000, we issued to Microsoft Corporation, for proceeds of $10.0 million, 1,428,571 shares of our Series A convertible preferred stock for a price of $7.00 per share. We also issued to Microsoft a warrant with a five-year term to purchase up to an additional 1,142,857 shares of Series A convertible preferred stock at an exercise price of $7.00 per share. In July 2000, we completed a public offering of 6,250,000 shares of our common stock at a price of $7.00 per share. We received net proceeds of $37.4 million from this offering after deducting underwriting discounts, commissions and offering costs. The net proceeds were used to complete three acquisitions and for general corporate purposes.

        In November 2000, we entered into a loan and security agreement with a financial institution relating to a revolving credit facility that allows borrowings up to a maximum of $25 million, which may be increased to $30 million at our option subject to payment of additional fees. The amount that we are permitted to borrow at any given time will vary based upon a percentage of our eligible accounts receivable as described in the loan and security agreement. In addition, there are limits as to how much we can borrow against various categories of accounts receivable. For example, the maximum we can borrow against our Canadian subsidiary accounts receivable is $10 million. The percentage of our accounts receivable against which we can borrow may be reduced if the amount of bad debt write-offs, advertising allowances, credits, or similar reductions of our accounts receivable exceed 5% of the applicable category of accounts receivable used for purposes of determining the maximum borrowing amount. If at any time the amount we owe under the credit facility exceeds the borrowing limits under the facility, we may immediately be required to repay in cash the amount of such excess. The credit facility is secured by substantially all of our assets, the receivables and other assets of certain of our subsidiaries, and by guarantees and a pledge of a percentage of the shares of those subsidiaries. The credit facility has an initial term of three years, and will automatically be renewed for successive one-year terms, unless it is terminated sooner. We can terminate the facility at any time upon 90 days prior notice, but if we terminate the credit facility during the first three years, we will be required to pay a prepayment penalty. The credit facility bears interest at prime or prime plus 1.5% per annum, depending on the amount of our available unrestricted cash from time to time; however, at no time will the interest rate charged by the lender be less than 8% per annum. The credit facility contains certain financial and other covenants and restrictions, including the maintenance of a minimum tangible net worth measured as of the end of each month, limitations on capital expenditures and the incurrence of indebtedness and restrictions on the payment of dividends. Since the December 31, 2000 measurement date, our level of tangible net worth has been below the amounts required. We have obtained waivers from our lender regarding noncompliance with the tangible net worth covenant relating to the December 2000 through March 2001 measurement dates. Our next measurement date will be April 30, 2001. Since February 9, 2001, as a condition to granting us a waiver under the tangible net worth covenant for the months of December 2000 and January 2001, our lender suspended our ability to borrow against our subsidiary accounts receivable.

        The terms of the facility also require us to follow cash management procedures. Specifically, we are required to establish and maintain cash management bank accounts in the lender's name, into which our collections on accounts receivable will be deposited. So long as we are not in default under the credit facility and our aggregate cash balances are at least $10 million, we may transfer funds from the cash management accounts to our operating accounts. If we default under the credit facility, or if our aggregate cash balances fall below $10 million, all amounts in the cash management bank accounts will be forwarded by daily sweep to the lender's account. These collections are then applied to reduce our borrowings on the facility. Our capacity to borrow fluctuates daily based on that day's level of eligible accounts receivables and the level of outstanding borrowings.

        In December 2000, certain of our UK subsidiaries entered into a loan agreement with the same financial institution relating to a revolving credit facility for up to $5 million. Any amount we borrow under the UK facility will reduce the available amount we can borrow under our $25 million credit facility. Accordingly, the maximum amount that can be borrowed under both of these credit facilities is $25 million. The UK credit facility is secured by substantially all of the assets of our UK subsidiaries and by guarantees by us and certain of our subsidiaries. The terms of the UK credit facility are substantially the same as the $25 million credit facility.

        As of December 31, 2000, we had borrowed $10.4 million under the $25 million credit facility, which includes borrowings of $1.4 million under the UK credit facility. The remaining amount we could borrow at December 31, 2000 under the credit facility was $2.6 million. A portion of these funds were used to refinance $4.3 million of outstanding indebtedness under our prior credit facility, which allowed borrowings of up to $10 million. The balance was used to provide the necessary funds for working capital, including the funding of hardware and software purchases related to the performance of our professional services group.

        In connection with entering into the new $25 million credit facility, we granted the lender a warrant to purchase 100,000 shares of our common stock at an exercise price of $8.40 per share, with related registration rights.

Material Changes in Financial Condition, Liquidity and Capital Resources

        At the present time, we are not generating sufficient revenue to cover our expenses. Our independent auditors have modified their report to include a going concern uncertainty paragraph. This paragraph indicates there is substantial doubt about our ability to continue as a going concern. As noted above, because our aggregate cash balances are below $10 million, all of our receivables are being swept into our lender's account and our capacity to borrow fluctuates daily based on that day's level of eligible accounts receivable and the level of outstanding borrowings. This mechanism has imposed limitations on our ability to manage our cash disbursements and fund ongoing operations. In addition, although we have obtained waivers from our lender relating to our noncompliance with the tangible net worth covenant in the credit agreement until the next monthly measurement date of April 30, 2001, in order for us to comply with such covenant as of the next monthly measurement date, we must raise additional capital, obtain additional waivers from our lender or reach an agreement with our lender to modify the covenant to an achievable level. We cannot provide assurances that we will be successful in achieving any of these alternatives.

        As a result of our current financial condition, our ability to continue as a going concern is dependent on our ability to obtain additional financing, align costs with revenue and ultimately achieve and maintain profitable operations. In October 2000, we initiated a plan to reduce our operating losses by integrating our recently acquired companies and achieving more efficient operations. Accordingly, we closed 6 branch offices and eliminated an aggregate of 75 positions company-wide through a combination of reduction in force and attrition. In January 2001, we eliminated an additional 39 positions company-wide. We are continuing to evaluate all aspects of our operations for opportunities to further reduce our operating losses. Such actions may include
(i) the elimination of certain unprofitable lines of business, (ii) further staff and overhead reductions, (iii) a sale of a portion of our assets and (iv) the curtailment of further expansion of our ASP business and infrastructure until such time as our ASP product becomes more readily accepted by the market. We are also refocusing our efforts to improve the margins in our professional services group. Further, we are in the process of seeking additional capital through the issuance of debt and/or equity securities.

        As of March 23, 2001, cash and cash equivalents were $1.4 million, our available borrowings under our capital lease agreement was approximately $6.3 million and we had no availability under our $25 million credit facility. Although we believe that we are taking steps to rectify our liquidity position, we cannot assure you that our actions will be successful and that we will be able to continue as a going concern.

FOREIGN CURRENCY TRANSLATION AND HEDGING

        We are exposed to foreign currency fluctuations through our operations in Canada and the United Kingdom. At December 31, 2000, approximately 14% of our revenue and 20% of our receivables were from our Canadian subsidiary and approximately 21% of our revenue and 21% of our receivables were from our UK subsidiary. We do not enter into forward exchange contracts or any derivative financial investments for trading purposes. Thus, we do not currently hedge our foreign currency exposure.

                           FORWARD-LOOKING STATEMENTS

        A number of the matters and subject areas discussed in this Form 10-KSB are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future experience involving any one or more of such matters and subject areas. We wish to caution readers that all statements other than statements of historical facts included in this Annual Report on Form 10-KSB regarding our financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) our inability to obtain new financing of debt or equity in an amount sufficient to fund our ongoing operations; (ii) our inability to modify, restructure or replace our debt facilities in such a manner for us to continue as a going concern; (iii) a material default in one or more of our credit agreements which is not waived or rectified in a manner which would allow us to continue as a going concern; (iv) our inability to successfully restructure our operations to reduce operating losses; and (v) changes in general economic conditions in the markets in which we may compete. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, our business and results of operations are subject to the risks and uncertainties described under the heading "Factors That May Affect Future Results" contained herein, however, the operations and results of our business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in our filings with the Securities and Exchange Commission. We assume no obligation to update the forward-looking information to reflect actual results or changes in the facts affecting such forward-looking information.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF SUBSTANTIAL LOSSES AND NEGATIVE CASH FLOWS. WE EXPECT THESE LOSSES AND NEGATIVE CASH FLOWS TO CONTINUE IN THE FUTURE. IF WE ARE UNABLE TO GENERATE SUFFICIENT REVENUE FROM OUR OPERATIONS OR RAISE SUFFICIENT ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO CONTINUE TO OPERATE OUR BUSINESS, AND YOU MAY LOSE YOUR INVESTMENT.

        We have experienced net losses and negative cash flows and our net losses and our negative cash flows will continue for the foreseeable future. Unless we increase our revenues or are able to obtain sufficient additional capital, we may not be able to operate profitably in the future or generate positive cash flows. If we cannot operate profitably or generate positive cash flows, we may have trouble meeting our obligations to our vendors, we may fail to comply with our loan covenants, we may be unable to continue to operate our business, and you may lose your investment.

IN ORDER TO EXECUTE OUR BUSINESS PLAN, WE WILL NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE SUFFICIENT ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO ACHIEVE OUR BUSINESS PLAN AND YOU COULD LOSE YOUR INVESTMENT.

        We need to raise additional funds through public or private debt or equity financings to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise sufficient additional funds on favorable terms, or at all. If we are unable to obtain sufficient additional funds, we will be unable to execute our business plan and you could lose your investment.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET. IF IT IS DELISTED, THE MARKET PRICE OF THE COMMON STOCK COULD DECLINE POTENTIALLY TO ZERO AND YOU COULD LOSE YOUR INVESTMENT.

        We have received a notice from Nasdaq that our common stock has failed to maintain the required minimum bid price of $1.00 over a period of 30 consecutive trading days. As a result, Nasdaq has provided us with 90 calendar days, or until June 25, 2001, to regain compliance with this requirement or be delisted from trading on the Nasdaq National Market. In addition, Nasdaq may decide to delist our common stock at an earlier time based upon our financial condition. Although we intend to take steps to maintain our listing, we can give no assurances that our securities will not be delisted from trading by Nasdaq. If we lose our Nasdaq National Market status, our common stock would most likely trade in the over-the-counter market, which is viewed by most investors as a less desirable and less liquid marketplace. In that event, trading in shares of our common stock would likely decrease substantially or cease altogether, and the market price of the common stock would likely decline further, potentially to zero.

IF ALL OR A SUBSTANTIAL PORTION OF THE SHARES OF OUR COMMON STOCK OFFERED FOR SALE BY THE PROSPECTUS RELATED TO THE REGISTRATION STATEMENT WHICH WAS DECLARED EFFECTIVE IN FEBRUARY 2001 ARE SOLD IN A SHORT PERIOD OF TIME, OUR STOCK PRICE MAY BE ADVERSELY AFFECTED. OUR STOCK PRICE MAY ALSO BE ADVERSELY AFFECTED BY THE PERCEPTION THAT SUCH SALES COULD OCCUR.

        The shares of common stock offered for sale by the prospectus related to the registration statement that was declared effective in February 2001 represent a majority of our outstanding common stock. We cannot control when the selling stockholders will sell their shares. If all or a substantial portion of the shares of common stock offered for sale by that prospectus are sold in a short period of time, the common stock available for sale may exceed the demand and the stock price may be adversely affected. In addition, the mere perception that such sales could occur may depress the price of our common stock.

RECENT REDUCTIONS IN FORCE AND THE DEPRESSED MARKET VALUE OF OUR COMMON STOCK MAY MAKE IT DIFFICULT FOR US TO RETAIN OUR KEY EMPLOYEES. IF WE ARE UNABLE TO RETAIN OUR KEY EMPLOYEES AT ALL LEVELS OF OUR BUSINESS, WE WILL NOT BE ABLE TO GROW OUR BUSINESS AND ACHIEVE OUR BUSINESS PLAN. IF WE FAIL TO ACHIEVE OUR BUSINESS PLAN WE WILL NOT BE ABLE TO CONTINUE TO OPERATE OUR BUSINESS AND YOU MAY LOSE YOUR INVESTMENT.

        We recently completed the second reduction in force in a four month period and we may need to make additional reductions to reduce our operating losses. In addition, the price of our common stock has dropped significantly in the last twelve months. The combination of these events may have an adverse effect on the morale of our key employees. Our success depends in significant part on the continued services of our key employees. Losing one or more of our key personnel will seriously impair our ability or could cause us to fail to successfully implement our business plan. This will have a material adverse effect on our business, results of operations and financial condition, and you may lose your investment.

WE OPERATE IN AN INDUSTRY WHERE IT IS DIFFICULT TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, OUR OPERATIONS WOULD SUFFER AND WE COULD LOSE OUR CUSTOMERS OR FAIL TO ATTRACT NEW CUSTOMERS.

        Our business is labor-intensive, and our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled personnel. We believe that we will need to hire additional qualified personnel. Some of these individuals are in great demand and are likely to remain a limited resource for the foreseeable future. We may not be able to engage the services of such personnel or retain our current personnel. If we do not succeed in attracting new, qualified personnel or successfully retaining our current personnel, our business will suffer.

OUR INTERNAL ACCOUNTING AND FINANCIAL CONTROLS HAVE WEAKNESSES. IF WE ARE UNABLE TO RECRUIT AND RETAIN QUALIFIED ACCOUNTING AND FINANCIAL STAFF, WE MAY CONTINUE TO EXPERIENCE WEAKNESSES IN THESE MANAGEMENT SYSTEMS AND OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

        When auditing our consolidated financial statements for the years ended December 31, 2000 and 1999, our independent auditors reported to us conditions they believed to be material weaknesses in our system of internal accounting and financial controls related to the financial statement close process and the reconciliation and analysis of general ledger account balances. We have identified and continue to take measures to improve our system of internal controls, implement more rigorous internal accounting policies, procedures and controls, and conduct accounting systems training. However, the success of these measures will depend in large part upon our having qualified accounting and financial staff to implement them. We have lost several key personnel in our accounting and finance departments in recent months. If we are unable to recruit and retain qualified accounting and financial staff, we may be not be successful in correcting the noted deficiencies. If we are unable to establish and maintain effective internal accounting and financial controls, we will not be able to timely and accurately account for and monitor the operations of our business and we, therefore, may not be able to properly execute our business plan, which could materially adversely affect our business, results of operations and financial condition.

OUR PAST FINANCIAL RESULTS MAY NOT BE REPRESENTATIVE OF OUR FUTURE FINANCIAL RESULTS AND THEREFORE INVESTORS WILL HAVE DIFFICULTY EVALUATING US AND OUR PROSPECTS.

        We have grown our business rapidly through acquisitions closed in the fourth quarter of 1999 and during 2000. Because we have grown through acquisitions, our financial results cover periods when we did not control or manage our subsidiaries and may not be indicative of our future financial results. Investors will have difficulty evaluating us and therefore our stock price may be adversely affected as well as our ability to raise money in the future.

THE ASP MARKET HAS NOT DEVELOPED AS WE ANTICIPATED AND WE MAY NOT BE ABLE TO BENEFIT FROM THE ASP MARKET WHEN, AND IF, THE ASP MARKET DEVELOPS.

        To date, most of our revenue has come from our professional services group. We introduced our ASP services in March 1999, and it still does not account for a significant portion of our revenues. The market for ASP services has grown more slowly than we anticipated. Accordingly, for the near term, we will focus on the services provided by our professional services group while continuing to position ourselves to take advantage of the ASP services market when, and if, it develops. The market for ASP services is evolving. Future demand for these services and the timing of when such future demand may occur is highly uncertain. We believe that many of our potential customers are not fully aware of the benefits of ASP services. We must educate potential customers regarding these benefits and of our ability to provide complete and reliable services. The market for ASP services may never become viable or grow further. If the market for our ASP services does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results will be materially adversely affected. If the market for our ASP services does grow as we originally anticipated, it is uncertain whether we will have the financial resources and the personnel necessary to benefit from such growth.

IF THE ASP MARKET DEVELOPS, WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH NEW ENTRANTS INTO THE ASP MARKET.

        To the extent that the ASP market develops and begins to grow, we believe established companies in complementary industries, such as telecommunications, consulting services and computer networking, could be future competitors. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. Furthermore, larger companies in other related industries, such as the telecommunications industry, may apply their significant resources, including their distribution channels existing infrastructure, personnel, other resources, and brand name recognition, to capture significant market share.

WE ARE SUSCEPTIBLE TO FLUCTUATIONS IN THE ECONOMY. IF OUR CLIENTS REDUCE CAPITAL EXPENDITURES RELATING TO INFORMATION TECHNOLOGY IN RESPONSE TO SLOWDOWNS IN THEIR BUSINESSES DUE TO A GENERAL SLOWING OF THE ECONOMY, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

        Demand for our professional services and ASP services will be affected by the general health of the domestic and international economies. Some of our clients may reduce capital expenditures relating to information technology if they suffer slowdowns in their businesses due to a general slowing of the economy. This reduction in capital spending may require some of our clients to delay or cancel information technology projects that we have been engaged to manage or on which our personnel may have been staffed. Fluctuations in the general economy which adversely impact the capital expenditure or other budgets of our clients may adversely affect our business.

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

WE MUST LICENSE THE SOFTWARE APPLICATIONS WE PROVIDE TO OUR CUSTOMERS FROM THIRD PARTIES. IF WE CANNOT OBTAIN THESE SOFTWARE APPLICATIONS WE WILL NOT BE ABLE TO OFFER ASP SERVICES RELATED TO SUCH SOFTWARE APPLICATIONS.

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

        We depend on third-party suppliers to provide us with key hardware components and software applications for our infrastructure and with sufficient communications lines to allow our customers to access their software applications. Some components or applications are only available from limited sources. Citrix Systems, Inc. and Microsoft Corporation are our key suppliers of software that we utilize to connect our customers to software applications. Although there are other competing software applications on the market, we believe that Citrix software, deployed with Windows NT Terminal Server software from Microsoft, is currently best suited to serve this function. If we are unable to obtain these products or services such as telecommunications services from other vendors, in a timely manner, at an acceptable cost or at all, we would be unable to deliver our services. Unless we replace these products, our business, results from operations and financial condition could be materially adversely affected.

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

A MATERIAL PART OF OUR GROWTH STRATEGY IS BASED UPON EXPANDING OUR OPERATIONS INTERNATIONALLY WHICH INVOLVES ADDITIONAL RISKS. IF WE ARE UNABLE TO ADAPT OUR BUSINESS TO MINIMIZE THESE RISKS, WE MAY INCUR SIGNIFICANT LOSSES WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

        We anticipated that Canadian and European sales will account for a significant amount of our future revenue. There are inherent risks in doing business internationally such as different telecommunications access fees, different technology standards, different liability standards, less protective intellectual property laws, changes in political conditions, changes in regulatory requirements, increased expenses due to tariffs and other trade barriers, fluctuations in currency exchange rates, restrictions on currency transfers, potentially adverse tax consequences, and difficulties in managing or overseeing foreign operations. Any of these risks could have a material adverse effect on our business operations.

OUR CURRENT DATA CENTERS ARE LOCATED IN ONLY FOUR LOCATIONS, LAKE FOREST, CALIFORNIA; LEONIA, NEW JERSEY; CALGARY, CANADA; AND NEWBURY, UNITED KINGDOM, WHICH LEAVES US VULNERABLE TO DISRUPTIONS THAT AFFECT OUR DATA CENTERS. IF ONE OR MORE OF OUR DATA CENTERS ARE DISRUPTED, WE COULD LOSE OUR CUSTOMERS AND FAIL TO ATTRACT NEW CUSTOMERS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

        Our ASP services strategy depends on the consistent performance of our four data centers located in Lake Forest, California; Leonia, New Jersey; Calgary, Canada; and Newbury, United Kingdom. We offer back-up storage of data for customers that elect this service. Although our current data centers all have back-up generators and other safety systems, all are vulnerable to interruption from fire, earthquake, flood, extended power loss, telecommunications failure, break-ins and other events beyond our control. If a data center is damaged, a customer storing its data on that data center may lose its data if it is not backed up. If one of our data centers was damaged, the loss of data may affect a significant portion of our customers. We have experienced periodic systems disruptions in the past and anticipate that such disruptions will occur in the future. In the event that we experience significant disruptions that affect one or more of our data centers, we could lose customers and fail to attract new customers, and our business, results of operations and financial condition would be materially adversely affected.

BREACHES OF OUR SECURITY COULD DISRUPT THE OPERATION OF OUR DATA CENTERS AND JEOPARDIZE OUR SECURE TRANSMISSION OF CONFIDENTIAL INFORMATION. THESE BREACHES COULD CAUSE OUR CUSTOMERS TO LOSE CONFIDENCE IN OUR SERVICES AND CANCEL THEIR CONTRACTS WITH US OR PROSPECTIVE CUSTOMERS NOT TO PURCHASE OUR SERVICES.

        The growth of our business depends upon our ability to securely transmit confidential information to and from our data centers or the servers of our customers. Despite our design and implementation of a variety of delivery systems and security measures, unauthorized access, computer viruses and accidental or intentional disturbances could occur. We may need to devote substantial capital and resources to protect against these threats or to remedy any problems that these threats create. The occurrence of any of these events could cause us to lose customers and expose us to liability, all of which could have a material adverse effect on us.

OUR ASP SERVICE CONTRACTS GUARANTEE CERTAIN SERVICE LEVELS. IF WE DO NOT MEET SUCH SERVICE LEVELS, WE MAY BE REQUIRED TO GIVE OUR CUSTOMERS CREDIT FOR FREE SERVICE AND OUR CUSTOMERS MAY BE ENTITLED TO CANCEL THEIR ASP SERVICE CONTRACTS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

        Our ASP service contracts contain service level guarantees which obligate us to provide our hosted applications at a guaranteed level of performance. To the extent we fail to meet those service levels, we may be obligated to provide our customers credit for free service. If we continue to fail to meet these service levels, our ASP customers may have the right to cancel their contracts with us. These credits or cancellations will cost us money, damage our reputation with our customers and prospective customers and could materially adversely affect our business, results of operations and financial condition.

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

        We are aware that other companies have claimed prior use of the name "FutureLink" for products or services similar to our own. We are in the process of investigating the rights, if any, others may have to the name. In addition, we are attempting to register "FutureLink" as a service mark in the United States. However, we may not be able to obtain proprietary rights to the use of this name. We will incur expenses if called to defend our use of the "FutureLink" name. Any litigation, even if without merit, may be time consuming and expensive to defend. It also could divert management's attention and resources and require us to enter into costly royalty or licensing agreements. In addition, if any company in our industry is able to establish a use of the "FutureLink" name that is prior to our use, we could be liable for damages and could be forced to stop using the name unless we are able to buy the right to use the name. If we are unable to buy the right to use our name after we lose an infringement claim, we would have to change our name, which may require us to spend money to build new brand recognition and incur other costs. Third parties may assert other infringement claims against us. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 7. FINANCIAL STATEMENTS

        The information required by this item is included in pages F-1 through F-23 attached hereto and incorporated herein by reference. The index to the consolidated financial statements can be found at F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTES AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information set forth under the captions "ELECTION OF DIRECTORS" and "TRANSACTIONS WITH MANAGEMENT AND OTHERS -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders scheduled to be held in June 2001, is incorporated herein by reference. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fiscal 2000.

ITEM 10. EXECUTIVE COMPENSATION

        Except as specifically provided, the information set forth under the captions "COMPENSATION OF EXECUTIVE OFFICERS" and "INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD -- Compensation of Directors" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption "TRANSACTIONS WITH MANAGEMENT AND OTHERS" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

        The exhibits listed below are hereby filed with the Commission as part of this Annual Report on Form 10-KSB. Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.

EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------
2.1            Agreement and Plan of Reorganization and Merger dated June 2,
               1999 between FutureLink Distribution Corp., FutureLink California
               Acquisition Corp., Executive LAN Management, Inc., dba Micro
               Visions, and the selling shareholders of Micro Visions.
               (Previously filed with the Commission as Exhibit 10.1 to the
               Company's Current Report on Form 8-K, on June 16, 1999.)

2.2            Agreement and Plan of Merger dated August 1, 1999 between
               FutureLink Distribution Corp. and FutureLink California
               Acquisition Corporation, a Delaware corporation. (Previously filed with the Commission on October 27, 1999 as Exhibit 2.1 to the Company's Current Report on Form 8-K.)

2.3            Agreement and Plan of Reorganization and Merger dated September
               7, 1999 between FutureLink Distribution Corp., FutureLink
               Pleasanton Acquisition Corp., CN Networks, Inc., and the selling shareholders of CN Networks, Inc. (Previously filed with the Commission on November 23, 1999 as Exhibit 2.1 to the Company's
               Current Report on Form 8-K.

2.4            Agreement and Plan of Reorganization and Merger dated September
               7, 1999 between FutureLink Distribution Corp., FutureLink
               Michigan Acquisition Corp., Async Technologies, Inc., and the selling shareholders of Async Technologies, Inc. (Previously filed with the Commission on December 8, 1999 as Exhibit 2.1 to the Company's Current Report on Form 8-K.)

2.5 Amending Agreement dated October 15, 1999 to Agreement and Plan of Reorganization and Merger between FutureLink Corp., FutureLink
               California Acquisition Corp., and the selling shareholders of Executive LAN Management, Inc. (Previously filed with the
               Commission on October 27, 1999 as Exhibit 2.3 to the Company's
               Current Report on Form 8-K.)

2.6 Amending Agreement dated October 29, 1999 to Agreement and Plan of Reorganization and Merger, between FutureLink Distribution
               Corp., FutureLink Michigan Acquisition Corp., Async Technologies,
               Inc., and the selling shareholders of Async Technologies, Inc.
               (Previously filed with the Commission on December 27, 1999 as Exhibit 2.2 to the Company's Current Report on Form 8-K.)

2.7 Amending Agreement dated October 31, 1999 to Agreement and Plan of Reorganization and Merger between FutureLink Corp., FutureLink
               Pleasanton Acquisition Corp., CN Networks, Inc. and the selling shareholders of CN Networks, Inc. (Previously filed with the Commission on November 23, 1999 as Exhibit 2.2 to the Company's
               Current Report on Form 8-K.)

2.8 Amending Agreement dated November 14, 1999 to Agreement and Plan of Reorganization and Merger between FutureLink Corp., FutureLink
               Michigan Acquisition Corp., Async Technologies, Inc., and the selling shareholders of Async Technologies, Inc. (Previously filed with the Commission on December 8, 1999 as Exhibit 2.3 to the Company's Current Report on Form 8-K.)

2.9            Agreement for the Sale and Purchase of the Entire Issued Share
               Capital of KNS Holdings Limited dated November 15, 1999 between
               FutureLink Corp. and the selling shareholders of KNS Holdings
               Limited. (Previously filed with the Commission on January 6, 2000 as Exhibit 2.1 to the Company's Current Report on Form 8-K.)

EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------
2.10           Amending Agreement dated November 26, 1999 to Agreement and Plan of Reorganization and Merger between FutureLink Corp., FutureLink
               Michigan Acquisition Corp., Async Technologies, Inc., and the
               selling shareholders of Async Technologies, Inc. (Previously filed with the Commission on December 8, 1999 as Exhibit 2.4 to the Company's Current Report on Form 8-K.)

2.11           Supplemental Agreement dated December 20, 1999 to Agreement for
               Sale and Purchase of the Entire Issued Share Capital of KNS
               Holdings Limited, between FutureLink Corp. and the selling shareholders of KNS Holdings Limited. (Previously filed with the Commission on January 6, 2000 as Exhibit 2.2 to the Company's
               Current Report on Form 8-K.)

2.12           The Agreement and Plan of Reorganization and Merger dated
               December 2, 1999 by and among FutureLink Corp., FutureLink
               Maryland Acquisition Corp., Vertical Software, Inc., Curtis
               Eshelman and James C. Harvey. (Previously filed with the
               Commission on February 14, 2000 as Exhibit 2.1 to the Company's
               Current Report on Form 8-K.).

2.13           The Agreement and Plan of Reorganization and Merger dated
               February 1, 2000 by and among FutureLink Corp., FutureLink
               Delaware Acquisition Corp., MicroLAN Systems Inc., Madison
               Consulting Resources Inc., Madison Consulting Resources (NJ)
               Inc., Ira Silverman, Richard Silverman, Adam Silverman and Adam
               Fox. (Previously filed with the Commission on May 15, 2000 as
               Exhibit 2.1 to the Company's Current Report on Form 8-K.)

2.14 Acquisition and Amalgamation Agreement dated June 16, 2000 between and among FutureLink Corp., FutureLink Distribution Corp.
               3045207 Nova Scotia Company, 1423280 Ontario Inc., 1423281
               Ontario Inc., Charon Systems Inc., Allan Sherk, Edward Mathewson,
               Joe Da Silva, Layne Harris, Jason Yetman, David Fung, Blair
               Collins, Arron Fu, Mark Palangio, Ho Wai Fung, Edward Chi Wai
               Fung, Malcolm Robins, Dataspec Telecom Multimedia Inc. and The
               Charon Employee Trust. (Previously filed with the Commission on
               June 30, 2000 as Exhibit 2.1 to the Company's Current Report on
               Form 8-K.)

3.1            Amended Certificate of Incorporation of FutureLink Corp.
               (Previously filed with the Commission on September 28, 2000 as Exhibit 3.1 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-46778.)

3.2 Bylaws of FutureLink Corp. (Previously filed with the Commission on October 27, 1999 as Exhibit 3.2 to the Company's Current
               Report on Form 8-K.)

               MANAGEMENT COMPENSATORY PLANS OR ARRANGEMENTS

10.1           Second Amended and Restated Stock Option Plan, as amended.
               (Previously filed with the Commission on June 13, 2000 as Exhibits A, B and C, to the Company's Definitive Proxy
               Statement.)

10.2           Loan Agreement dated August 1, 1999 between FutureLink Corp. and
               Vincent L. Romano. (Previously filed with the Commission on
               August 18, 1999 as Exhibit 10.10 to the Company's Quarterly
               Report on Form 10-QSB for the period ended June 30, 1999.)

10.3           First Amendment to Loan Agreement dated November 15, 1999 between
               FutureLink Corp. and Vincent L. Romano. (Previously filed with the Commission on September 28, 2000 as Exhibit 10.9 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-46778.)

10.4           Loan Termination Agreement dated June 30, 2000 between FutureLink
               Corp. and Vincent L. Romano. (Previously filed with the
               Commission on September 28, 2000 as Exhibit 10.10 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-46778.)

10.5           Employment Agreement dated June 1, 1999 between Philip R.
               Ladouceur and FutureLink Distribution Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.12 to the Company's Registration Statement on Form SB-2, Registration No.
               333-30178.)(1)

10.6           Employment Agreement dated September 30, 1999 between Glenn C.
               Holmes and FutureLink Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.13 to the Company's
               Registration Statement on Form SB-2, Registration No. 333-30178.)

10.7           Employment Agreement dated August 1, 1999 between Vincent L.
               Romano and FutureLink Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.14 to the Company's
               Registration Statement on Form SB-2, Registration No. 333-30178.)

10.8           Termination of Employment Agreement dated July 31, 2000 between
               Vincent L. Romano and FutureLink Corp. (Previously filed with the
               Commission on September 28, 2000 as Exhibit 10.21 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-46778.)

10.9 First Amendment to Employment Agreement dated November 15, 2000 between Vincent L. Romano and FutureLink Corp., (Previously filed with the Commission on September 28, 2000 as Exhibit 10.20 to the Company's Registration Statement on Form SB-2, Registration No.
               333-46778.)

10.10          Employment Agreement dated December 4, 2000 between FutureLink
               Corp. and Howard E. Taylor. (Previously filed with the Commission on February 12, 2001 as Exhibit 10.81 Amendment No. 1 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-52118.)

10.11          Employment Agreement dated January 3, 2000 between FutureLink
               Corp. and Richard M. White. (Previously filed with the Commission on December 19, 2000 as Exhibit 10.82 the Company's Registration
               Statement on Form SB-2, Registration No. 333-52118.)

10.12          Howard E. Taylor Year 2000 Stock Option Plan dated December 4,
               2000. (Previously filed with the Commission on February 12, 2001 as Exhibit 10.83 to Amendment No. 1 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-52118.)

               OTHER MATERIAL CONTRACTS

10.13          Agency Agreement dated April 14, 1999 between FutureLink
               Distribution Corp. and Commonwealth. (Previously filed with the Commission on May 23, 1999 as Exhibit 10.4 to the Company's
               Quarterly Report on Form 10-QSB for the period ended March 31,
               1999.)

10.14          Advisory Agreement dated May 1, 1999 between FutureLink
               Distribution Corp. and Commonwealth Associates, L.P. (Previously filed with the Commission on June 13, 2000 as Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the period ended
               March 31, 1999.)

10.15          Agency Agreement dated July 1, 1999 between FutureLink
               Distribution Corp. and Commonwealth Associates, L.P. (Previously filed with the Commission on August 18, 1999 as Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.)

10.16          Securities Purchase Agreement dated October 15, 1999 between
               FutureLink Corp., Pequot Private Equity Investment Fund II, L.P.
               and certain other investors. (Previously filed with the Commission on October 27, 1999 as Exhibit 2.4 to the Company's
               Current Report on Form 8-K.)

10.17          Amended and Restated Registration Rights Agreement dated April
               28, 2000 between FutureLink Corp., Pequot Private Investment Fund
               II, L.P., and certain other investors (blacklined to the Registration Rights Agreement dated October 15, 1999 between the parties which was filed as an Exhibit to the Registration
               Statement on Form SB-2 filed on February 11, 2000). (Previously filed with the Commission on May 3, 2000 as Exhibit 10.9 to Amendment No. 2 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-30178.)

10.18          Securities Purchase Agreement dated April 28, 2000 between
               FutureLink Corp., Pequot Private Equity Investment Fund II, L.P.
               and Pequot Endowment Fund, L.P. (Previously filed with the
               Commission on May 3, 2000 as Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration
               No. 333-30178.)

10.19 Form of Warrant to Purchase Shares of Common Stock issued in connection with private placement led by Commonwealth Associates, L.P., in April and May 1999. (Previously filed with the Commission on May 3, 2000 as Exhibit 10.11 to Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration
               No. 333-30178.)

10.20          Securities Purchase Agreement dated December 6, 1999 between
               FutureLink Corp. and CPQ Holdings, Inc. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.11 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-30178.)

10.21          Master Loan and Security Agreement dated November 3, 1999 between
               Transamerica Business Credit Corporation, FutureLink Corp. and
               FutureLink Micro Visions Corp. (Previously filed with the
               Commission on February 11, 2000 as Exhibit 10.16 to the Company's
               Registration Statement on Form SB-2, Registration No. 333-30178.)

10.22          Security Agreement dated November 3, 1999 between Transamerica
               Business Credit Corporation and FutureLink Distribution Corp.
               (Previously filed with the Commission on February 11, 2000 as Exhibit 10.17 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-30178.)

10.23 Master Lease and Financing Agreement dated November 15, 1999 between Compaq Financial Services and FutureLink Corp.
               (Previously filed with the Commission on February 11, 2000 as Exhibit 10.18 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-30178.)

10.24          Master Lease Agreement dated December 16, 1999 between EMC2and
               FutureLink Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.19 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-30178.)

10.25          Revised Offer to Lease dated March 24, 1998 between Bow Valley
               Square Management Ltd. and SysGold, Ltd., as amended, for 250 6th
               Avenue, Calgary. (Previously filed with the Commission on August
               24, 1998 as Exhibit 10.18 to the Company's Registration Statement on Form SB-2, Registration No. 333-62133.)

10.26          Lease Agreement dated September 23, 1999 between Kilroy Realty,
               L.P., Kilroy Realty Corporation, and FutureLink Distribution
               Corporation for 220 Technology Drive, Irvine and assignment of
               Lease Agreement dated October 15, 1999. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.21 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-30178.)

10.27          Lease Agreement dated April 27, 2000 between Olen Commercial
               Realty Corp. and FutureLink Micro Visions Corporation for 2 South
               Pointe Dr., Lake Forest, Ca. 92630. (Previously filed with the
               Commission on September 28, 2000 as Exhibit 10.29 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-46778.)

10.28          Lease Agreement dated August 8, 2000 between Transwestern
               Lexington, LLC and FutureLink Corp. for 360 Lexington Avenue, New
               York. (Previously filed with the Commission on September 28, 2000 as Exhibit 10.30 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-46778.)

10.29          Microsoft Certified Solution Provider Agreement dated January 28,
               2000 between Microsoft Corporation and FutureLink Corp.
               (Previously filed with the Commission on April 14, 2000 as Exhibit 10.22 to Amendment No. 1 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-30178.) (2)

10.30 Microsoft Application Services Agreement dated December 23, 1999 between Microsoft Corporation and FutureLink Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.23 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-30178.) (2)

10.31 Final Invoice/Enrollment Contract (MSCP) dated April 28, 1998 between Microsoft Corporation and FutureLink Corp. (Previously filed with the Commission on August 24, 1998 as Exhibit 10.1.20 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-62133.)

10.32 Direct Commercial Service License Agreement dated May 21, 1999 between Microsoft Corporation and FutureLink Distribution Corp.
               (Previously filed with the Commission on February 11, 2000 as Exhibit 10.25 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-30178.) (2)

10.33          Service Agreement dated June 1, 1998 between Willson Stationers
               Ltd. and FutureLink Alberta. (Previously filed with the Commission on August 24, 1998 as Exhibit 10.1.21 to the Company's
               Registration Statement on Form SB-2, Registration No. 333-62133.)

10.34          Solution Provider Contract dated July 27, 1998 between IBM Canada
               Ltd. and FutureLink/SysGold Ltd. (Previously filed with the Commission on August 24, 1998 as Exhibit 10.1.16 to the Company's
               Registration Statement on Form SB-2, Registration No. 333-62133.)

10.35          Hosting Services Distributor Agreement (version 4) dated November
               12, 1998 between Onyx Software Corp. and FutureLink Distribution
               Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.28 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-30178.)

10.36          Onyx Software License Agreement dated August 5, 1998 between Onyx
               Software Corp. and FutureLink Distribution Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.29 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-30178.)

10.37          Alliance Partner Agreement dated October 26, 1998 between Great
               Plains Software and FutureLink Distribution Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.30 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-30178.)

10.38          Citrix Solutions Network Gold Renewal Membership Agreement dated
               July 16, 1999 between Citrix Systems, Inc. and FutureLink
               Distribution Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.31 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-30178.) (2)

10.39 Citrix Solutions Network Platinum Renewal Membership Agreement dated April 20, 1999 between Citrix Systems, Inc. and Async
               Technologies, Inc. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.32 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-30178.) (2)

10.40 Information Systems Services Agreement dated January 19, 1999 between FutureLink Alberta and Numac Energy, Inc. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.33 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-30178.)

10.41          Information Systems Services Agreement dated July 1, 1999 between
               Canadian Natural Resources, Ltd. and FutureLink Alberta.
               (Previously filed with the Commission on February 11, 2000 as Exhibit 10.34 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-30178.)

10.42          Service Agreement by and between FutureLink and Jaws
               Technologies, Inc., dated June 1, 1998. (Previously filed with the Commission on August 24, 1998 as Exhibit 10.1.22 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-62133, which is incorporated herein by reference.)

10.43          Internet Data Center Services Agreement dated May 7, 1999 between
               Exodus Communications, Inc. and Executive LAN Management, Inc.
               (Previously filed with the Commission on February 11, 2000 as Exhibit 10.37 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-30178.)

10.44 Form of EMC2 Corporation Software License Agreement. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.38 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-30178.)

10.45          Securities Purchase Agreement dated June 29, 2000 between
               FutureLink Corp. and Microsoft Corporation. (Previously filed with the Commission on September 28, 2000 as Exhibit 10.50 to the Company's Registration Statement on Form SB-2, Registration No.
               333-46778.)

10.46 Form of Warrant to Purchase Common Stock as issued in connection with FutureLink Distribution Corp.'s April 1999 private placement. (Previously filed with the Commission on September 28, 2000 as Exhibit 10.52 to the Company's Registration Statement on
               Form SB-2, Registration No. 333-46778.)

10.47          Form of Subscription Agreement between FutureLink Distribution
               Corp. and certain investors as executed in connection with FutureLink Distribution Corp.'s April 1999 private placement.
               (Previously filed with the Commission on September 28, 2000 as Exhibit 10.53 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-46778.)

10.48 Registration Rights Agreement dated December 20, 1999 between certain selling shareholders of KNS Holdings Limited and FutureLink Corp. (Previously filed with the Commission on September 28, 2000 as Exhibit 10.57 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-46778.)

10.49          Amendment No. 1 to Registration Rights Agreement dated June 19,
               2000 between certain selling shareholders of KNS Holdings Limited and FutureLink Corp. (Previously filed with the Commission on September 28, 2000 as Exhibit 10.58 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-46778.)

10.50          Loan and Security Agreement dated November 16, 2000 by and among
               Foothill Capital Corporation, FutureLink Corp. and certain of its
               Subsidiaries. (Previously filed with the Commission on December
               19, 2000 as Exhibit 10.60 to the Company's Registration Statement on Form SB-2, Registration No. 333-52118.)

10.51          Amendment Number One to Loan and Security Agreement dated
               December 14 by and between and Foothill Capital Corporation,
               FutureLink Corp. and certain of its Subsidiaries. (Previously filed with the Commission on December 19, 2000 as Exhibit 10.61 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-52118.)

10.52 Registration Rights Agreement dated November 16, 2000 by and between FutureLink Corp. and Foothill Capital Corporation.
               (Previously filed with the Commission on December 19, 2000 as Exhibit 10.63 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-52118.)

10.53          Stock Pledge Agreement dated November 16, 2000 by and between
               FutureLink Corp. and Foothill Capital Corporation. (Previously filed with the Commission on December 19, 2000 as Exhibit 10.64 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-52118.)

10.54          General Security Agreement dated December 14, 2000 by and between
               FutureLink Canada Corp. and Foothill Capital Corporation.
               (Previously filed with the Commission on December 19, 2000 as Exhibit 10.65 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-52118.)

10.55 Guarantee and Postponement of Claim dated December 14, 2000 by and between FutureLink Canada Corp. and Foothill Capital Corp.
               (Previously filed with the Commission on December 19, 2000 as Exhibit 10.66 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-52118.)

10.56          Share Pledge Agreement dated December 14, 2000 by and among
               1423280 Ontario Inc., FutureLink Corp. and Foothill Capital Corp.
               (Previously filed with the Commission on December 19, 2000 as Exhibit 10.67 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-52118.)

10.57          General Security Agreement dated December 14, 2000 by and between
               1423280 Ontario Inc. and Foothill Capital Corporation.
               (Previously filed with the Commission on December 19, 2000 as Exhibit 10.68 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-52118.)

10.58 Guarantee and Postponement of Claim dated December 14, 2000 by and between 1423280 Ontario Inc. and Foothill Capital
               Corporation. (Previously filed with the Commission on February
               12, 2001 as Exhibit 10.69 to Amendment No. 1 to the Company's
               Registration Statement on Form SB-2, Registration No. 333-52118.)

10.59          Share Pledge Agreement dated December 14, 2000 by and among
               FutureLink Canada Corp., 1423280 Ontario Inc. and Foothill
               Capital Corporation. (Previously filed with the Commission on December 19, 2000 as Exhibit 10.70 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-52118.)

10.60 Hypothec on Movable Property (General) dated December 14, 2000 by and between FutureLink Canada Corp. and Foothill Capital
               Corporation. (Previously filed with the Commission on February
               12, 2001 as Exhibit 10.71 to Amendment No. 1 to the Company's
               Registration Statement on Form SB-2, Registration No. 333-52118.)

10.61          General Security Agreement dated December 14, 2000 by and between
               3045207 Nova Scotia Company and Foothill Capital Corporation.
               (Previously filed with the Commission on December 19, 2000 as Exhibit 10.72 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-52118.)

10.62 Guarantee and Postponement of Claim dated December 14, 2000 by and between 3045207 Nova Scotia Company and Foothill Capital
               Corporation. (Previously filed with the Commission on December
               19, 2000 as Exhibit 10.73 to the Company's Registration Statement on Form SB-2, Registration No. 333-52118.)

10.63          Share Pledge Agreement dated December 14, 2000 by and among
               3045207 Nova Scotia Company, Foothill Capital Corporation and
               1423280 Ontario Inc. (Previously filed with the Commission on
               December 19, 2000 as Exhibit 10.74 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-52118.)

10.64          Share Pledge Agreement dated December 14, 2000 by and among
               FutureLink Corp., Foothill Capital Corporation and 3045207 Nova
               Scotia Company. (Previously filed with the Commission on December
               19, 2000 as Exhibit 10.75 to the Company's Registration Statement on Form SB-2, Registration No. 333-52118.)

10.65 Loan and Security Agreement dated December 13, 2000 by and between FutureLink Europe Limited and Foothill Capital
               Corporation. (Previously filed with the Commission on December
               19, 2000 as Exhibit 10.76 to the Company's Registration Statement on Form SB-2, Registration No. 333-52118.)

10.66          Debenture dated December 14, 2000 by and among Foothill Capital
               Corporation, KNS Holdings Limited and FutureLink Europe Limited.
               (Previously filed with the Commission on December 19, 2000 as Exhibit 10.77 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-52118.)

10.67          Continuing General Guaranty dated December 13, 2000 by and among
               Foothill Capital Corp. FutureLink Corp. and certain of its
               Subsidiaries. (Previously filed with the Commission on December
               19, 2000 as Exhibit 10.78 to the Company's Registration Statement on Form SB-2, Registration No. 333-52118.)

10.68          Share Charge dated December 14, 2000 by and between FutureLink
               Corp. and Foothill Capital Corporation. (Previously filed with the Commission on December 19, 2000 as Exhibit 10.79 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-52118.)

10.69          Security Agreement dated December 13, 2000 among Foothill Capital
               Corporation, FutureLink Corp. and certain of its Subsidiaries.
               (Previously filed with the Commission on December 19, 2000 as Exhibit 10.80 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-52118.)

21.0 List of Subsidiaries. (Previously filed with the Commission on December 19, 2000 as Exhibit 21.0 to the Company's Registration
               Statement on Form SB-2. Registration Statement No. 333-52118.)

23.1           Consent of Independent Auditors.

24.1           Power of Attorney (included in signature page).

- -------------------

1. We entered into an employment agreement with Raghu Kilambi on June 1, 1999, which we amended on October 8, 1999 that is substantially identical in all material respects to our employment agreement with Mr. Ladouceur, except as to salary and bonus provisions. Mr. Kilambi's base salary was $180,000 per year and he was entitled to receive a performance bonus of up to $180,000. Mr. Kilambi ceased to be an employee and a director in December 2000.

2. Some of our subsidiaries are parties to agreements with the same party that are substantially identical in all material respects.


(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Report.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FUTURELINK CORP,

Date: April 2, 2001                              By: /s/ HOWARD E. TAYLOR
                                                     -----------------------
                                                         Howard E. Taylor
                                                         President and Chief
                                                         Executive Officer


                                POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that such person whose signature appears below constitutes and appoints Howard E. Taylor and James J. Sullivan, and each of them his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        NAME                                 CAPACITY                              DATE
        ----                                 --------                              ----
/s/ HOWARD E. TAYLOR              President and Chief Executive Officer        April 2, 2001
- -------------------------         (Principal Executive Officer)
    Howard E. Taylor

/s/ RICHARD M. WHITE              Executive Vice President and Chief           April 2, 2001
- -------------------------         Financial Officer (Principal Financial
    Richard M. White              and Accounting Officer)


                                  Director
- -------------------------
    Marshall S. Geller

                                  Director
- -------------------------
    Michael S. Falk

/s/ F. BRYSON FARRILL             Director                                     April 2, 2001
- -------------------------
    F. Bryson Farrill

/s/ TIMOTHY P. FLYNN              Director                                     April 2, 2001
- -------------------------
    Timothy P. Flynn

/s/ GLEN C. HOLMES                Director                                     April 2, 2001
- -------------------------
    Glen C. Holmes

/s/ PHILIP R. LADOUCEUR           Executive Chairman and a Director            April 2, 2001
- -------------------------
    Philip R. Ladouceur

/s/ JAMES P. McNEIL               Director                                     April 2, 2001
- -------------------------
    James P. McNeil

/s/ GERALD A. POCH                Director                                     April 2, 2001
- -------------------------
    Gerald A. Poch

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF FUTURELINK CORP.
                           DECEMBER 31, 2000 AND 1999


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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
FutureLink Corp.


We have audited the accompanying consolidated balance sheets of FutureLink Corp. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FutureLink Corp. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The 2000 consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                            /s/ Ernst & Young LLP


Orange County, California
March 31, 2001

                                FUTURELINK CORP.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    DECEMBER 31,
                                                                                             ---------------------------
                                                                                               2000               1999
                                                                                             ---------         ---------
ASSETS
Current assets:
Cash and cash equivalents ...........................................................        $  14,158         $  19,185
Restricted cash .....................................................................              660             3,099
Accounts receivable, less allowance for doubtful accounts of
 $2,368 and $1,363 in 2000 and 1999,respectively ....................................           25,076            14,284
Inventory ...........................................................................            3,101             4,964
Prepaid expenses and other current assets ...........................................            1,545               536
                                                                                             ---------         ---------
          Total current assets ......................................................           44,540            42,068
Property and equipment, net .........................................................           34,100            10,972
Goodwill and other intangibles, net .................................................           68,382           186,866
Other assets ........................................................................            1,682               772
                                                                                             ---------         ---------
          Total assets ..............................................................        $ 148,704         $ 240,678
                                                                                             =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit .....................................................................        $  10,507         $   1,657
Accounts payable and accrued liabilities ............................................           33,049            15,811
Settlement payable ..................................................................               --             5,000
Current portion of capital lease obligations ........................................            8,116             1,869
Note payable to former KNS stockholders .............................................               --             6,685
Deferred revenue ....................................................................            1,504             1,330
                                                                                             ---------         ---------
          Total current liabilities .................................................           53,176            32,352

Capital lease obligations, less current portion .....................................           14,237             4,116
Convertible debentures, net .........................................................               --               874
Deferred taxes ......................................................................              588               588
                                                                                             ---------         ---------
          Total liabilities .........................................................           68,001            37,930
Commitments and contingencies
Stockholders' equity:
  Preferred stock, no par value, 20,000,000 shares authorized, 2,571,428 shares of Series A Convertible Preferred Stock authorized and 1,428,571 shares of
     Series A Convertible Preferred Stock issued and outstanding in 2000 and no shares issued and outstanding in 1999, aggregate liquidation
     preference of $10,000 ..........................................................            3,394                --
  Common stock, $.0001 par value, 300,000,000 shares
     authorized, 68,104,789 and 52,743,169 shares issued
     and outstanding at December 31, 2000 and 1999,
     respectively ...................................................................                8                 7
  Common stock issuable; 2,199,965 and 1,639,850 shares at
     December 31, 2000 and 1999, respectively .......................................           16,369            42,636
  Additional paid-in capital ........................................................          393,671           146,150
  Issuable warrants .................................................................               --            60,000
  Deferred compensation .............................................................           (1,236)           (1,393)
  Loan receivable from officer ......................................................               --            (1,500)
  Accumulated other comprehensive loss:
     Cumulative foreign currency translation adjustment .............................           (1,190)              (77)
  Accumulated deficit ...............................................................         (330,313)          (43,075)
                                                                                             ---------         ---------
          Total stockholders' equity ................................................           80,703           202,748
                                                                                             ---------         ---------
          Total liabilities and stockholders' equity ................................        $ 148,704         $ 240,678
                                                                                             =========         =========

                See notes to consolidated financial statements.

                                FUTURELINK CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                                2000                 1999
                                                            ------------         ------------
Revenue:
Hardware and software ....................................  $     91,255         $      6,748
Service delivery .........................................        34,683                6,852
                                                            ------------         ------------
                                                                 125,938               13,600
Expenses:
Cost of hardware and software ............................        75,070                7,013
Cost of service delivery .................................        27,329               10,527
Selling, general and administrative ......................        71,996               12,611
Goodwill and other intangibles amortization ..............        57,824                4,981
Depreciation and amortization ............................         8,549                1,709
Impairment charge for goodwill............................       170,000                   --
                                                            ------------         ------------
                                                                 410,768               36,841
                                                            ------------         ------------
Loss from operations .....................................      (284,830)             (23,241)
Interest expense .........................................         2,679               12,095
Interest income ..........................................        (1,017)                (437)
                                                            ------------         ------------
Loss before income taxes and extraordinary item ..........      (286,492)             (34,899)
Provision for income taxes ...............................            26                   --
                                                            ------------         ------------
Loss before extraordinary item ...........................  $   (286,518)        $    (34,899)
Extraordinary item .......................................            --                 (845)
                                                            ------------         ------------
Net loss .................................................  $   (286,518)        $    (35,744)
                                                            ============         ============

Net loss .................................................  $   (286,518)        $    (35,744)
Dividends for Series A Convertible Preferred Stock .......          (720)                  --
                                                            ------------         ------------
Net loss applicable to common stock ......................  $   (287,238)        $    (35,744)
                                                            ============         ============

Loss per share -- basic and diluted:
            Loss before extraordinary item ...............  $      (4.48)        $      (2.44)
            Extraordinary item ...........................            --                (0.06)
                                                            ------------         ------------
Net loss .................................................  $      (4.48)        $      (2.50)
                                                            ============         ============
Weighted average shares ..................................    64,128,022           14,279,647
                                                            ============         ============

                See notes to consolidated financial statements.

                                FUTURELINK CORP.
                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                     PREFERRED STOCK          COMMON STOCK       COMMON      ADDITIONAL
                                                   -------------------    --------------------    STOCK       PAID IN       ISSUABLE
                                                     SHARES     AMOUNT      SHARES      AMOUNT   ISSUABLE      CAPITAL      WARRANTS
                                                   ---------   -------    -----------   ------   --------    ----------     --------
 BALANCE AT DECEMBER 31, 1998 .................          --    $   --      4,908,072     $ 2     $ 2,600     $   7,662     $     --

Exchange of exchange shares ...................          --        --            424      --      (2,550)        2,550           --
Shares issued or issuable for acquisitions .....         --        --     13,542,490       1      42,636       109,568           --
Shares issued for cash ........................          --        --      9,203,499       1          --        48,317           --
Shares issued upon conversion of debt .........          --        --     15,859,796       2          --        22,496           --
Shares issued for services ....................          --        --         95,431      --         (50)          525           --
Exercise of warrants ..........................          --        --      8,648,256       1          --           300           --
Equity components of convertible debentures
  and warrants ................................          --        --             --      --          --         7,290           --
Value of warrants issued with convertible
  debentures ..................................          --        --             --      --          --         5,649           --
Value of options and warrants issued for
  services ....................................          --        --             --      --          --           923           --
Shares issued under loan agreement to officer..          --        --        232,829      --          --         2,000           --
Shares issued upon exercise of employee
  stock options ...............................          --        --        252,372      --          --         1,103           --
Cost of warrants to be issued on settlement....          --        --             --      --          --       (65,000)      60,000
Deferred compensation .........................          --        --             --      --          --         2,767           --
Amortization of deferred compensation .........          --        --             --      --          --            --           --
Foreign currency translation adjustment .......          --        --             --      --          --            --           --
Net loss ......................................          --        --             --      --          --            --           --
                                                  ---------    ------    -----------     ---    --------     ---------     --------
 BALANCE AT DECEMBER 31, 1999 .................          --    $   --     52,743,169     $ 7    $ 42,636     $ 146,150     $ 60,000

Shares issued or issuable for acquisitions ....          --        --      3,001,486      --     (26,267)      105,885           --
Shares issued for cash ........................   1,428,571     3,394      8,014,704       1          --        52,280           --
Shares issuable for services ..................          --        --         63,450      --          --           859           --
Shares issued to 401(k) plans .................          --        --         19,612      --          --           141           --
Shares issued upon conversion of debt .........          --        --        947,126      --          --           836           --
Exercise of warrants ..........................          --        --      2,704,223      --          --        18,150           --
Warrants issued to Small Caps .................          --        --             --      --          --        60,000      (60,000)
Warrants issued to lender .....................          --        --             --      --          --           169           --
Value of options and warrants issued
  for services ................................          --        --             --      --          --         8,852           --
Shares cancelled under loan agreement
  to officer ..................................          --        --       (155,620)     --          --        (1,413)          --
Shares issued upon exercise of employee stock
  options, net of shares tendered for cashless
  exercise of employee stock options ..........          --        --        766,641      --          --         1,762           --
Foreign currency translation adjustment .......          --        --             --      --          --            --           --
Preferred dividends ...........................          --        --             --      --          --            --           --
Net loss ......................................          --        --             --      --          --            --           --
                                                  ---------    ------    -----------     ---    --------     ---------     --------
 BALANCE AT DECEMBER 31, 2000 .................   1,428,571    $3,394     68,104,789     $ 8    $ 16,369     $ 393,671     $     --
                                                  =========    ======    ===========     ===    ========     =========     ========

                                                                   LOAN     ACCUMULATED
                                                                RECEIVABLE      OTHER                                      TOTAL
                                                    DEFERRED       FROM     COMPREHENSIVE  ACCUMULATED  STOCKHOLDERS'  COMPREHENSIVE
                                                  COMPENSATION   OFFICER        LOSS         DEFICIT        EQUITY         LOSS
                                                  ------------  ----------  -------------  -----------  -------------  -------------
BALANCE AT DECEMBER 31, 1998 ..................     $    --     $    --      $   (96)      $  (7,331)    $   2,837      $  (5,976)
                                                                                                                        =========
Exchange of exchange shares ...................          --          --           --              --            --             --
Shares issued or issuable for acquisitions ....          --          --           --              --       152,205             --
Shares issued for cash ........................          --          --           --              --        48,318             --
Shares issued upon conversion of debt .........          --          --           --              --        22,498             --
Shares issued for services ....................          --          --           --              --           475             --
Exercise of warrants ..........................          --          --           --              --           301             --
Equity components of convertible debentures
  and warrants ................................          --          --           --              --         7,290             --
Value of warrants issued with convertible
  debentures ..................................          --          --           --              --         5,649             --
Value of options and warrants issued for
  services ....................................          --          --           --              --           923             --
Shares issued under loan agreement to officer..          --      (1,500)          --              --           500             --
Shares issued upon exercise of employee
  stock options ...............................          --          --           --              --         1,103             --
Cost of warrants to be issued on settlement....          --          --           --              --        (5,000)            --
Deferred compensation .........................      (2,767)         --           --              --            --             --
Amortization of deferred compensation .........       1,374          --           --              --         1,374             --
Foreign currency translation adjustment .......          --          --           19              --            19             19
Net loss ......................................          --          --           --         (35,744)      (35,744)       (35,744)
                                                    -------     -------      -------       ---------     ---------      ---------
BALANCE AT DECEMBER 31, 1999 ..................     $(1,393)    $(1,500)     $   (77)      $ (43,075)    $ 202,748      $ (35,725)
                                                                                                                        =========
Shares issued or issuable for acquisitions ....          --          --           --              --        79,618             --
Shares issued for cash ........................          --          --           --              --        55,675             --
Shares issuable for services ..................          --          --           --              --           859             --
Shares issued to 401(k) plans .................          --          --           --              --           141             --
Shares issued upon conversion of debt .........          --          --           --              --           836             --
Exercise of warrants ..........................          --          --           --              --        18,150             --
Warrants issued to Small Caps .................          --          --           --              --            --             --
Warrants issued to lender .....................          --          --           --              --           169             --
Value of options and warrants issued
  for services ................................         157          --           --              --         9,009             --
Shares cancelled under loan agreement
  to officer ..................................          --       1,500           --              --            87             --
Shares issued upon exercise of employee
  stock options ...............................          --          --           --              --         1,762             --
Foreign currency translation adjustment .......          --          --       (1,113)             --        (1,113)        (1,113)
Preferred dividends ...........................          --          --           --            (720)         (720)            --
Net loss ......................................          --          --           --        (286,518)     (286,518)      (286,518)
                                                    -------     -------      -------       ---------     ---------      ---------
 BALANCE AT DECEMBER 31, 2000 .................     $(1,236)    $    --      $(1,190)      $(330,313)    $  80,703      $(287,631)
                                                    =======     =======      =======       =========     =========      =========

                 See notes to consolidated financial statements.

                                FUTURELINK CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                        YEAR ENDED DECEMBER 31,
                                                                      ---------------------------
                                                                        2000               1999
                                                                      ---------         ---------
OPERATING ACTIVITIES
Net loss .....................................................        $(286,518)        $ (35,744)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Impairment charge for goodwill ...............................          170,000                --
Depreciation and amortization ................................           66,356             6,690
Amortization of deferred compensation ........................            2,683             1,374
Warrants issued with convertible debt ........................               --             5,649
Common stock, warrants and options issued for services .......              420             1,898
Non-cash interest expense ....................................              178             7,290
Change in operating assets and liabilities, net of
  effect from business acquisitions:
  Accounts receivable ........................................          (20,131)              574
  Inventory ..................................................              330            (2,393)
  Prepaid expenses ...........................................           (1,197)             (247)
  Other assets ...............................................           (1,576)             (229)
  Accounts payable and accrued expenses ......................           23,389            (2,556)
  Settlement payable .........................................           (5,000)               --
  Deferred revenue ...........................................              957             1,330
                                                                      ---------         ---------
  Net cash used in operating activities ......................          (50,109)          (16,364)
                                                                      ---------         ---------
INVESTING ACTIVITIES
Purchases of property and equipment ..........................          (10,419)           (3,244)
Business acquisitions, net of cash balances acquired .........          (18,021)          (28,413)
Deposits for acquisitions ....................................              543              (543)
Restricted cash ..............................................            2,439            (3,099)
                                                                      ---------         ---------
  Net cash used in investing activities ......................          (25,458)          (35,299)
                                                                      ---------         ---------
FINANCING ACTIVITIES
Net cash advanced (paid) under lines of credit ...............            9,250              (119)
Repayment of acquisition notes ...............................          (18,356)               --
Proceeds from issuance of preferred shares ...................           10,000                --
Proceeds from issuance of common shares, net .................           52,280            48,318
Proceeds from exercise of employee stock options .............            1,762             1,103
Proceeds from exercise of warrants ...........................           18,001               301
Repayment of capital lease obligations .......................           (1,284)               --
Issuance of common shares upon debt conversion, net of
  costs ......................................................               --            22,498
Repayment of convertible debentures and promissory notes .....               --            (1,279)
                                                                      ---------         ---------
  Net cash provided by financing activities ..................           71,653            70,822
                                                                      ---------         ---------
Effect of currency rate changes ..............................           (1,113)               19
                                                                      ---------         ---------
(Decrease) Increase in cash and cash equivalents .............           (5,027)           19,178
Cash and cash equivalents at beginning of period .............           19,185                 7
                                                                      ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................        $  14,158         $  19,185
                                                                      =========         =========
NON CASH INVESTING AND FINANCING ACTIVITIES
Business acquisitions:
  Assets acquired ............................................        $ 120,773         $ 189,756
  Liabilities assumed ........................................          (11,462)            2,453
  Notes payable issued .......................................          (11,671)            6,685
  Common stock and options issued ............................          (79,619)          152,205
                                                                      ---------         ---------
    Cash paid for acquisitions ...............................        $  18,021         $  28,413
                                                                      =========         =========
SmallCaps settlement payable .................................        $      --         $   5,000
Capital lease obligations ....................................           20,970             5,763
Loan to officer for common stock .............................               --             2,000

SUPPLEMENTAL INFORMATION, CASH PAID FOR:
Interest .....................................................        $   2,465         $   1,007
Income taxes .................................................                6                --

                See notes to consolidated financial statements.

                                FUTURELINK CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1. BASIS OF PRESENTATION

THE COMPANY

        FutureLink Corp. (the "Company") is a Delaware corporation headquartered in Lake Forest, California. The Company delivers information technology solutions for customers who choose to outsource or augment all or part of their information technology needs. The Company's professional services group provides consulting expertise in server-based computing, information security, data communications management, technical staffing and other related services. In connection with its delivery of these services, the Company also purchases and resells hardware and software products to its customers for a profit which generates a substantial portion of the Company's revenue. The Company also is an application service provider, or ASP, that delivers access to business-critical software applications. The Company's customers, who pay a monthly fee for this service, connect to the Company's facilities through the Internet, dedicated telecommunications lines or by wireless connection.

LIQUIDITY

        The Company has prepared its consolidated financial statements under the assumption that it will continue to operate as a going concern. However, the Company has reported net losses of $287 million and $36 million for the years ended December 31, 2000 and 1999, respectively, and expects to incur additional net losses for at least the next several years.

        The net losses in 2000 and 1999 arise in part from non-cash charges for amortization of intangible assets, and a $170 million write-off of goodwill in 2000, which is discussed further in Note 2. The remaining portion of the net losses in 2000 and 1999 is attributable to cash losses that arise from revenue being insufficient to fund the Company's operating costs and expenses, including those incurred in the development of its services and infrastructure, and interest expense. These cash losses have resulted in the Company using $50.1 million and $16.4 million of cash to finance its operations in 2000 and 1999, respectively, and contribute to the Company having a working capital deficit of $8.6 million at December 31, 2000.

        Given the levels of its cash resources and working capital at December 31, 2000, the Company believes that borrowings available under its lease and bank credit facilities and anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, capital expenditures and debt service during 2001. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available on acceptable terms or at all.

        The Company is also taking actions to improve operating results. In October 2000, consistent with its plan to integrate recently acquired companies and achieve more efficient operations, the Company closed six branch offices and eliminated an aggregate of 75 positions company-wide through a combination of reduction in force and attrition. In January 2001, the Company eliminated an additional 39 positions company-wide. In addition, the Company is continuing to evaluate all aspects of its operations with a view to reducing operating losses. Alternatives under consideration include: the elimination of certain unprofitable operations; the curtailment of further expenditures for expansion of the ASP business and infrastructure until such time as this service becomes more readily accepted by the market; a sale of a portion of assets; and further staff and overhead reductions.

        Accordingly, the Company's continued existence is dependent upon its ability to obtain additional financing, align costs with revenue, and ultimately achieve and maintain profitable operations.

        These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments, including those related to the carrying value and classification of recorded assets or the amounts and classification of liabilities, that might become necessary when the outcome of the aforementioned uncertainties are known.

BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

GOODWILL AND OTHER LONG-LIVED ASSETS

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired through business combinations accounted for as purchases and is being amortized on a straight-line basis over five years. Assembled workforce represents the valuation placed on the knowledge, expertise, and contracts of employees and consultants upon acquisition, and is being amortized using the straight-line method over three years. The Company made seven acquisitions during 2000 and 1999 (see Note 3).

        The Company evaluates the recoverability of its long-lived assets in accordance with Financial Accounting Standards Board Statement (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company assesses the impairment of goodwill and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when management's estimates of discounted future operating cash flows expected to result from the use of the asset is less than its carrying amount.

        In connection with preparing its consolidated financial statements, the Company identified indicators of possible impairment of its recorded goodwill and other intangibles. Such indicators included (i) slower than expected acceptance of ASP services in the marketplace and longer lead times to set-up and receive revenue from ASP customers; (ii) higher than expected costs to build its data center infrastructure and to develop products for its ASP services;
(iii) the significant decline in the valuations of public companies operating in the server-based consulting and ASP sector; (iv) its decision to re-emphasize its professional services group and to decrease its emphasis on growth of ASP services in the United States; (v) significant decrease in its stock price compared to the purchase price of these acquisitions; and (vi) revisions to its strategic plan. The Company found that its forecasted net cash flows from operations were inadequate to recover the goodwill's carrying values. Accordingly, the Company estimated the fair value of the goodwill initially recorded in connection with all of the Company's 1999 and 2000 acquisitions using a discounted cash flow analysis and recorded an impairment charge of $170 million during the fourth quarter of 2000.

        The evaluation of the recoverability of goodwill is significantly affected by management's estimates of future operating cash flows from each of the Company's acquired businesses to which the goodwill relates. If, in future periods, estimates of the present value of future operating cash flows decrease, the Company would be required to further write-down its goodwill and other long-lived assets. Any such write-down could have a material adverse effect on the Company's financial position and results of operations. The Company will continue to closely monitor its remaining goodwill and other long-lived assets.

REVENUE RECOGNITION

        The Company's revenue is generated from consulting services and sales of hardware and software by the Company's professional services group and from ASP services. Service revenue is recognized when the service is delivered, or over the term of the applicable contracts. ASP implementation fees are generally paid in advance, and are deferred and recognized ratably over the term of the ASP service contract, generally three years. Payments received in advance, even if non-refundable, are recorded as deferred revenue. Revenue from the resale of computer hardware and software is recorded upon shipment, or upon installation when required under contract terms.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

SHIPPING AND HANDLING COSTS

        Shipping and handling costs are included in cost of hardware and software on the accompanying consolidated statements of operations.

ADVERTISING EXPENSE

        Advertising costs are expensed in the period incurred. Advertising costs were $5.6 million for the year ended December 31, 2000. Advertising costs were not significant for the year ended December 31, 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial instruments consist principally of cash, accounts receivable, payables, accrued liabilities, and borrowings. The Company believes all of the recorded values of the financial instruments approximate fair values.

CONCENTRATION OF CREDIT RISK AND KEY SUPPLIER

        The Company sells the majority of its services and products throughout North America and Europe. Sales to the Company's recurring customers are generally made on an open account while sales to occasional customers may be made on a prepaid basis. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. Reserves are maintained for potential credit losses.

        Citrix Systems, Inc. (Citrix) is one of the Company's key suppliers. The Company uses Citrix software almost exclusively to connect its customers to software applications.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

        Cash and cash equivalents consist of money market accounts and other short-term investments with a maturity of three months or less when purchased.

        Restricted cash represents certificate of deposits held by lenders as collateral for certain debt obligations. At December 31, 2000, the Company had an outstanding letter of credit issued by a financial institution in the amount of $651,105 secured by a certificate of deposit with a balance, including accrued interest, of $660,000.

INVENTORY

        Inventory, consisting of computer hardware and software held for resale, is recorded at the lower of cost (first in, first out) or market.

PROPERTY AND EQUIPMENT

        Property and equipment is carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, ranging from three to ten years. Assets recorded under capital leases are depreciated over the shorter of their estimated useful lives or the related lease terms using the straight-line method. This depreciation is included in depreciation and amortization in the accompanying consolidated financial statements.

        The Company capitalizes as an element of its property and equipment the costs associated with the purchase of licenses for major business process application software used in providing ASP services. The licenses specify the maximum number of users permitted to utilize the license in connection with the Company's service. All amounts are non-refundable, regardless of the actual number of users assigned to a license in connection with ASP services. The licenses are amortized over the lives of the related contracts.

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

STOCK-BASED COMPENSATION

        The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

        In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25"(FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted these new rules in the third quarter of Fiscal 2000, beginning July 1, 2000.

STOCK SPLIT

        On June 1, 1999, the Company completed a 5 for 1 reverse stock split of its common stock. Accordingly, all share and per share amounts have been retroactively restated in the consolidated financial statements to reflect this split.

LOSS PER SHARE

        Basic loss per share is calculated by dividing the net loss applicable to common stockholders by the average number of common shares outstanding during the year. In 2000, 2,199,965 shares issuable at any time upon exchange of securities of a subsidiary issued in the acquisition of Charon Systems Inc. (Note 3) have been included in this calculation. Diluted loss per share is calculated by adding outstanding shares, any dilutive effects of options, warrants, and convertible securities to the original number of shares outstanding. For all years presented, the effect of stock options, warrants, and convertible securities are excluded from the calculation of diluted net loss per share as their inclusion would be anti-dilutive. Consequently, there is no difference between the basic and dilutive net loss per share.

        Approximately 23.6 million and 15.4 million common share equivalents have been excluded from the diluted loss per share calculation for the years ended December 31, 2000 and 1999, respectively, as they would have been antidilutive.

SEGMENTS OF A BUSINESS ENTERPRISE

        FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in the annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one segment, information technology solutions.

COMPREHENSIVE LOSS

        FAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive loss includes cumulative translation adjustments for the years ended December 31, 2000 and 1999. These adjustments are accumulated in the accompanying consolidated statements of stockholders' equity.

RECLASSIFICATIONS

        Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and is, therefore, effective for the Company beginning with its fiscal quarter ending March 31, 2001. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS 133 is not expected to have a significant impact on the results of operations, financial position or cash flows of the Company.

3. ACQUISITIONS

        The Company completed the following acquisitions during the years ended December 31, 2000 and 1999. See Note 2 regarding the impairment charge for goodwill recorded during the fourth quarter of 2000.

CHARON SYSTEMS INC.

        On June 19, 2000, the Company acquired Charon Systems Inc. ("Charon") for total consideration of $21.5 million, consisting of $0.7 million cash, a note payable in the amount of $4.4 million which was paid on July 11, 2000 and exchangeable shares convertible into 2,199,965 shares of the Company's common stock valued at $16.4 million.

The acquisition was accounted for by the purchase method of accounting. The excess purchase price of $20.7 million over the estimated fair value of net assets acquired was allocated to goodwill.

MADISON TECHNOLOGIES GROUP OF COMPANIES, INC.

        On February 29, 2000, the Company acquired MicroLAN Systems, Inc., (doing business as Madison Technology Group), Madison Consulting Resources, Inc. and Madison Consulting Resources NJ, Inc. The companies were acquired for total consideration of $57.5 million, consisting of $6.5 million cash, a note payable in the amount of $7.3 million that was paid during 2000, and 1,975,170 shares of common stock valued at $43.7 million. The acquisition was accounted for by the purchase method of accounting. In connection with the purchase transaction, $12.4 million of the purchase price was allocated to assembled workforce and is being amortized over three years, and $45.2 million of the excess purchase price over the estimated fair value of net assets acquired was allocated to goodwill.

VERTICAL SOFTWARE, INC.

        On January 31, 2000, the Company acquired Vertical Software, Inc. ("VSI"), a U.S. integration and information technology services, for a total purchase price of $27.6 million, consisting of $8.1 million cash and 1,026,316 shares of the Company's common stock valued at $19.5 million. The acquisition was accounted for by the purchase method of accounting. The excess purchase price of $26.7 million over the estimated fair value of net assets acquired was allocated to goodwill.

KNS HOLDINGS LIMITED

        On December 22, 1999, the Company acquired United Kingdom-based KNS Holdings Limited ("KNS"). The total purchase price was $44.0 million, consisting of $5.0 million cash, 2,160,307 shares of the Company's common stock valued at $32.3 million and notes payable in the amount of $2.7 million and $4.0 million due April 6, 2000 and June 30, 2000, respectively. The acquisition was accounted for by the purchase method of accounting. The excess purchase price of $42.7 million over the estimated fair value of net assets acquired was allocated to goodwill.

ASYNC TECHNOLOGIES, INC.

        On November 26, 1999, the Company acquired Async Technologies, Inc. and Async Technical Institute, Inc. for a total purchase price of $35.0 million, consisting of $6.0 million cash, 1,298,705 shares of the Company's common stock issued upon closing valued at $10.0 million, and an additional 439,850 shares as contingent consideration, and options to acquire 500,000 shares of common stock valued at $7.6 million. The contingent shares were earned as of December 31, 1999 and issued during 2000. The value of the contingent shares of $11.4 million, determined based on the share price when earned, has been included in stockholders' equity as common stock issuable at December 31, 1999. The acquisition was accounted for by the purchase method of accounting, and the excess purchase price of $36.2 million over the estimated fair value of net assets acquired was allocated to goodwill.

CN NETWORKS, INC.

        On November 5, 1999, the Company finalized an Agreement and Plan of Reorganization and Merger with CN Networks, Inc. ("CNI"). The total purchase price was $19.9 million, consisting of $3.9 million cash and 1,181,816 shares of the Company's common stock valued at $9.1 million, and options to acquire 500,000 shares of common stock valued at $6.9 million. The acquisition was accounted for by the purchase method of accounting, and the excess purchase price of $20.4 million over the estimated fair value of net assets acquired was allocated to goodwill.

EXECUTIVE LAN MANAGEMENT, INC.

        On October 15, 1999, the Company acquired Executive LAN Management, Inc. (Micro Visions) for a total purchase price of $86.0 million, consisting of $12.0 million cash, 6,000,000 shares of the Company's common stock valued at $33.4 million and an additional 2,400,000 shares of the Company's common stock as contingent consideration, and options to acquire 475,000 shares of common stock valued at $2.8 million. All of the 2,400,000 contingent shares were earned as of December 31, 1999. 1,200,000 shares were issued in 1999 and the remaining 1,200,000 shares were issued in 2000. The value of the contingent shares of $37.8 million, determined based on the share price when earned, was included in stockholder's equity as common stock and common stock issuable as of December 31, 1999. The acquisition was accounted for by the purchase method of accounting, and the excess purchase price of $85.9 million over the estimated fair value of net assets acquired was allocated to goodwill.

        The following pro forma results of operations give effect to the acquisition of the above companies as if the transactions had occurred as of January 1, 1999 (in thousands, except per share data):

                                                          YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            2000          1999
                                                         ----------    ----------
Revenue................................................   $ 138,371     $114,959
Net loss...............................................   $(287,428)    $(90,960)
Loss per share.........................................   $   (4.38)    $  (2.95)

4. PROPERTY AND EQUIPMENT

        Property and equipment are comprised of the following at December 31 (in thousands):

                                                            2000           1999
                                                          --------       --------
Equipment under capital leases .....................      $ 25,333       $  6,937
Leasehold improvements .............................         4,366            565
Computers and equipment ............................         8,615          3,932
Office and other equipment .........................         3,457          1,136
Software licenses ..................................         1,548            678
Construction in progress ...........................         1,355             --
                                                          --------       --------
                                                            44,674         13,248
Less accumulated depreciation and amortization .....       (10,574)        (2,276)
                                                          --------       --------
                                                          $ 34,100       $ 10,972
                                                          ========       ========

       Accumulated depreciation at December 31, 2000 and 1999 included depreciation for equipment under capital leases of $5.8 million and $735,000, respectively.

5. GOODWILL AND OTHER INTANGIBLES

       Goodwill and other intangibles are comprised of the following at December 31 (in thousands):

                                            2000           1999
                                         ---------       ---------
Goodwill ..........................      $ 117,018       $ 189,699
Assembled workforce ...............         15,166           3,200
                                         ---------       ---------
                                           132,184         192,899
Less accumulated amortization .....        (63,802)         (6,033)
                                         ---------       ---------
                                         $  68,382       $ 186,866
                                         =========       =========

See Note 2 for information concerning the Company's recognition of a $170 million goodwill impairment charge in the fourth quarter of 2000.

6. LINE OF CREDIT AGREEMENTS

        In November 2000, the Company entered into a loan and security agreement with a financial institution for a revolving credit facility of up to $25.0 million. The amount the Company may borrow will vary from time to time based on a percentage of eligible accounts receivable (as defined). The credit facility is secured by substantially all of the assets of the Company and its subsidiaries and by guarantees and a pledge of a percentage of the shares of those subsidiaries, has an initial expiration date of November 16, 2003, and bears interest at prime or prime plus 1.5% per year, depending on the Company's average cash balance (as defined). The Company's weighted average interest rate for 2000 was 12.5%. The Company also issued to the financial institution warrants to purchase up to 100,000 shares of common stock at an exercise price of $8.40 per share with a term of ten years. These warrants were valued at $170,000 on the date of grant based on the Black Scholes pricing model. Such amount was recorded as deferred financing costs and is being amortized over the term of the loan and security agreement to interest expense. The additional interest expense for the year ended December 31, 2000 was approximately $7,000.

        At December 31, 2000 and in subsequent months through March 31, 2001, the Company has been in violation of one of its financial covenants underlying the loan and security agreement and has obtained waivers from the financial institution through March 31, 2001. The credit facility prohibits the Company from paying dividends in cash or other property (other than common stock), except, under certain circumstances, for cash dividends up to $360,000 in any fiscal quarter to holders of the Company's Series A Preferred Stock. The amounts outstanding at December 31, 2000 are classified as a current liability. In addition, because the Company's aggregate cash balance (as defined) has fallen below $10.0 million subsequent to December 31, 2000, the financial institution has begun to sweep all collections on the Company's receivables into its account. As a result, all such collections have been restricted at March 31, 2001 and have been drawn directly by the financial institution to reduce borrowings on the facility. This mechanism has imposed limitations on the Company's ability to manage its cash disbursements and fund ongoing operations.

        A subsidiary of the Company also has a revolving credit facility of $5.0 million with the same financial institution. This facility has the same terms as the $25.0 million credit facility. Amounts borrowed under this facility reduce the available amounts under the $25 million facility. Accordingly, the maximum amount the Company can borrow under both of these revolving credit facilities is $25 million.

        Prior to November 2000, the Company and its subsidiaries had various lines of credit with aggregate borrowings of $4.4 million. The lines bore interest at various rates ranging from prime plus 1% to prime plus 3% per annum. These lines of credit expired on November 30, 2000 and were secured by certificates of deposits aggregating $3.1 million, receivables and other assets of the Company.

7. CAPITAL LEASE OBLIGATIONS AND NOTE PAYABLE

        Capital lease obligations and note payable consisted of the following at December 31(in thousands):

                                                                        2000         1999
                                                                       -------      -------
Capital lease obligations, net of original issue discount of
  $599 and $727, respectively ...................................      $22,353      $ 5,985
Note payable to former KNS stockholders .........................           --        6,685
                                                                       -------      -------
                                                                        22,353       12,670
Less current portion of capital lease obligations
  and note payable ..............................................        8,116        8,554
                                                                       -------      -------
Long-term capital lease obligations
  and note payable ..............................................      $14,237      $ 4,116
                                                                       =======      =======

        Capital lease obligations are for the lease of computer hardware and related infrastructure. Aggregate monthly payments are currently $902,057 and are based upon 36 to 41 month amortization periods, including interest implicit in the leases at rates ranging from 4.3% to 20% per annum. Certain of the leases also contain renewal and bargain purchase options. As of December 31, 2000, the Company had available borrowings of $6.4 million under the various lease agreements. The Company also issued to the lessors warrants valued at $833,000 to acquire 72,599 shares of the Company's common stock with exercise prices ranging from $4.00 to $24.38 per share. The value of such warrants has been reflected as a discount to the related capital lease obligation, and is being amortized to interest expense over the term of the leases.

        The note payable to KNS stockholders was paid off during 2000. The note was unsecured and bore interest at LIBOR plus 1% per annum.

        Principal maturities of capital lease obligations, including original issue discount of $599,000, at December 31, 2000 are as follows (in thousands):

YEARS ENDING
DECEMBER 31,                                         AMOUNT
- ------------                                         -------
   2001............................................  $ 8,593
   2002............................................    9,192
   2003............................................    4,781
   2004............................................      365
   2005............................................       21
                                                     -------
   Total...........................................  $22,952
                                                     =======

8. CONVERTIBLE DEBENTURES

        Convertible debentures consisted of the following at December 31 (in thousands):

                                                               2000     1999
                                                              ------    ----
8% Senior subordinated convertible promissory notes.........  $   --    $629
10% Convertible debentures..................................      --     245
                                                              ------    ----
                                                              $   --    $874
                                                              ======    ====

8% SENIOR SUBORDINATED CONVERTIBLE PROMISSORY NOTES

        In April and May 1999, the Company issued 8% senior subordinated convertible promissory notes for aggregate gross proceeds of approximately $8.0 million, of which $433,000 was purchased by management and directors of the Company. The notes were convertible into shares of common stock at the option of the note holders at a conversion price of $1.00 per share, except for those issued to management and directors of the Company which were convertible at $1.50 per share, subject to a 12-month lock up provision. An amount of $4.9 million was attributed to the intrinsic value of the beneficial conversion feature and was recorded in 1999 as additional paid-in capital with an offsetting entry to interest expense.

        The initial terms of the notes contained certain anti-dilution provisions. The subsequent issuance of securities at terms and conditions preferential to that of the promissory notes resulted in an additional 289,599 shares being issued to those note holders. An amount of $246,000 was attributed to these additional shares and was recorded as additional paid-in capital with an offsetting entry to interest expense during 1999. These anti-dilution privileges resulted in the remaining $620,000 of unconverted notes at December 31, 1999 having a conversion price of $0.89 for note holders and $1.34 for management. During the years ended December 31, 2000 and 1999, $620,000 and $7.4 million of the notes, which included accrued interest, were converted into 676,408 shares and 8,579,019 shares of the Company's common stock, respectively.

        In July 1999, the Company issued 8% senior subordinated convertible promissory notes for aggregate gross proceeds of $15 million. In addition, warrants to purchase 2,250,000 shares of the Company's common stock were issued to note holders at an exercise price of $8.50 per share. In connection with the transaction, the Company paid approximately $1.4 million in cash and issued 225,000 warrants to the placement agent. These warrants are exercisable at $8.50 per share and expire July 27, 2001.

        Concurrent with a private placement of common stock in 1999, these notes were converted into 2,727,172 shares of common stock and new warrants, which entitle the holders to purchase an additional 727,042 shares of the Company's common stock were also issued. These warrants are exercisable for up to five years at an exercise price of $8.50 per share. The original warrants issued to purchase a total of 2,475,000 shares of the Company's common stock were recorded in 1999 as additional paid-in capital. None of these warrants have been exercised.

10% CONVERTIBLE DEBENTURE

        During 1999, the Company issued a $275,000 promissory note that was subsequently converted into a 10% convertible debenture with a $1.15 per share conversion price. The convertible debenture and related unpaid accrued interest, together aggregating $311,326 was converted into 270,718 shares of the Company's common stock during the year ended December 31, 2000.

10% TK Convertible Debentures

        During 1999, $4.0 million of these convertible debentures were converted into 4,018,602 shares of common stock. In addition, the Company paid approximately $1.9 million as consideration for the cancellation of $1.5 million of the principal balance. The extinguishment of this debt resulted in an $845,000 extraordinary item during the year ended December 31, 1999. This amount includes charges of $259,000 for unamortized finance fees, $174,000 for unamortized debt discount associated with the $3.5 million of debt existing at the time, and $411,000 relating to the cost of setting $1.5 million of debt.

9. STOCKHOLDERS' EQUITY

        On October 15, 1999, the Company amended its Certificate of Incorporation to increase the number of authorized shares of preferred stock from 5,000,000 to 20,000,000 and the authorized number of shares of common stock from 100,000,000 to 300,000,000.

ISSUANCE OF COMMON STOCK AND WARRANTS FOR CASH

        During 2000, the Company completed a private placement of common stock for gross proceeds of $15 million. The Company issued an aggregate of 1,764,704 shares of the Company's common stock and warrants to purchase 441,176 shares of the Company's common stock at an exercise price of $9.25 per share. The warrants expire in April 2003. As of December 31, 2000, none of the warrants have been exercised.

        During 2000, the Company completed a public offering of 6,250,000 shares of the Company's common stock at a price of $7.00 per share, for aggregate net proceeds of $37.4 million.

        During 1999, the Company completed a private placement of 9,090,909 common shares for aggregate net proceeds of $46.1 million. The Company also issued warrants to purchase 2,401,041 shares of the Company's common stock at an exercise price of $8.50 per share. The warrants were exercised in February 2000. In connection with private placement, the Company paid $3 million and issued warrants to purchase 928,551 shares of the Company's common stock to the placement agent at an exercise price of $8.50 per share. All the warrants were exercised during 2000.

ISSUANCE OF PREFERRED STOCK AND WARRANTS FOR CASH

        During 2000, the Company issued 1,428,571 shares of Series A Convertible Preferred Stock (Series A Preferred Stock) to Microsoft Corporation at a price of $7.00 per share for aggregate gross proceeds of $10 million. Each share of the Series A Preferred Stock is convertible into one share of the Company's common stock and is subject to an automatic conversion if the common stock is traded at or above $25.50 per share for 20 consecutive days. The Series A Preferred Stock has preferential distribution on liquidation of the greater of $7.00 per share plus accrued but unpaid dividends or the pro rata value, as if converted, of the assets to be distributed. The holders of Series A Preferred Stock are also entitled to a cumulative preference on dividends at 8% per annum, certain redemption rights and voting rights on an as if converted basis. After four years, the Company may be required at the option of the holders of Series A Preferred Stock to redeem the Series A Preferred Stock. The redemption may be made in either cash or common stock, at the Company's option, at the redemption price per share equal to the original purchase price plus all accrued but unpaid dividends. It is the Company's intent to redeem all shares of the Series A Preferred Stock for shares of the Company's common stock. The value of the shares used for redemption shall be the average price of the Company's common stock for the ten trading days prior to the redemption date, but no lower than $5.50 per share.

        In connection with the issuance of the Series A Preferred Stock, the Company also issued to Microsoft a warrant with a five-year term, to purchase up to an additional 1,142,857 shares of the Series A Preferred Stock at an exercise price of $7.00 per share. Both the Series A Preferred Stock and the warrant are subject to anti-dilution protection.

ISSUANCE AND EXERCISE OF STOCK OPTIONS

        During 2000, a director of the Company, who was the former President and Chief Operating Officer of the Company, granted the Company an option to purchase 600,000 shares of the Company's common stock at $5.50 per share, which was the fair value on the date of grant. The Company may only exercise this option to the extent employees to whom the Company granted reciprocal options exercise those options. On the same date, the director also granted to two of the Company's employees options to purchase an aggregate of 2,400,000 shares of the Company's common stock at $5.50 per share. The options were granted covering shares personally owned by the director to employees who were employed at Executive LAN Management, Inc. prior to the acquisition by the Company.

ISSUANCE OF COMMON STOCK FOR SERVICES

        In connection with the acquisition of Vertical Software, Inc. and Madison Technologies Group of Companies, Inc. in 2000, the Company issued an aggregate of 31,450 shares of the Company's common stock with a fair value of $668,000 as payment for services received by the Company. The amount was recorded as part of the purchase accounting during 2000.

        During 2000, the Company issued 32,000 shares of common stock with an aggregate value of $50,000 to fulfill its obligations under a reseller agreement with a software vendor.

LOAN RECEIVABLE FROM OFFICER

        During 1999, the Company loaned $2.0 million to an executive with recourse, which was used by the executive to purchase 232,829 shares of the Company's common stock. The loan receivable was recorded as a reduction of stockholders' equity and $250,000 of the principal amount of the loan was to be forgiven on a quarterly basis as long as the executive remained employed by the Company. Accrued interest at 5.625% per annum was also forgiven as long as the executive remained employed at the end of the year. The shares issued were deposited in escrow, and 29,100 shares were released to the executive quarterly commencing January 1, 2000. On June 30, 2000, the Company and the executive terminated the loan agreement and canceled the issuance of any further shares. In aggregate, the Company released 87,349 shares from the escrow to the executive. Subsequently, the executive returned 14,212 of these shares to the Company valued at the then fair value of $129,000 in settlement of an advance made to the executive by the Company.

        During 2000, the Company recognized $250,000 as salary expense relating to the services received from the executive in relation to the loan agreement.

STOCK OPTION PLAN

        The Company's Stock Option Plan (the Plan) became effective on June 29, 1998, and was amended on November 30, 1998, September 23, 1999, November 17, 1999, December 10, 1999 and June 27, 2000. The Plan provides for the issuance of incentive and non-qualified stock options. The aggregate number of shares which may be issued pursuant to options under the Plan may not exceed 20% of the shares of common stock issued and outstanding on a fully diluted basis. The maximum number of shares which may be issued pursuant to options was fixed at 16,000,000 by the Company's board of directors.

        The Plan is administered by the compensation committee of the Company's board of directors. Generally, the board may amend or terminate the Plan if it does not cause any adverse effect on any then outstanding options or unexercised portions thereof. The compensation committee must obtain the consent of the stockholders to increase the number of shares covered by the Plan, to change the class of persons eligible to receive options, or to extend the term of the Plan beyond 10 years. The compensation committee sets the exercise price for each option award. All options generally have an exercise price equal to at least 85% of the fair value of the underlying common stock on the date of grant. Incentive stock options must have an exercise price equal to at least 100% of the fair value of the underlying common stock on the date of grant, and options granted to a person who owns more than 10% of the voting power of the outstanding common stock and any outstanding common stock of our subsidiaries must have an exercise price equal to at least 110% of the fair value of the underlying common stock on the date of grant.

        Activity under the Plan is as follows:

                                                                OPTIONS OUTSTANDING
                                                         ---------------------------------
                                          NUMBER                              WEIGHTED
                                            OF             PRICE PER           AVERAGE
                                          SHARES             SHARE          EXERCISE PRICE
                                       -----------       -------------      -------------
Balance at December 31, 1998 ....          832,500        $2.25-$ 5.85         $  4.05
Options granted .................        6,559,000        $1.40-$23.13         $  7.90
Options expired .................         (117,900)       $1.40-$ 8.50         $  3.90
Options exercised ...............         (252,600)       $1.40-$ 5.85         $  4.39
                                       -----------
Balance at December 31, 1999 ....        7,021,000        $1.40-$23.13         $  8.01
Options granted .................        9,572,454        $0.66-$25.44         $  7.58
Options expired .................       (2,926,900)       $1.40-$25.44         $ 11.39
Options exercised ...............         (813,191)       $1.40-$ 8.50         $  4.06
                                       -----------
Balance at December 31, 2000 ....       12,853,363        $0.66-$25.44         $  6.96
                                       ===========

        The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 2000 were as follows:


                                                     WEIGHTED          OPTIONS
                                   WEIGHTED          AVERAGE         EXERCISABLE AT       WEIGHTED
    RANGE OF        OPTIONS        AVERAGE          REMAINING         DECEMBER 31,        AVERAGE
EXERCISE PRICES   OUTSTANDING   EXERCISE PRICE   CONTRACTUAL LIFE         2000         EXERCISE PRICE
- ---------------   -----------   --------------   ----------------   ---------------   --------------
 $ 0.66-$ 2.25     4,172,338        $ 0.92             4.72              253,971          $ 1.48
 $ 3.06-$ 6.75     4,815,200        $ 4.85             3.32            1,713,700          $ 4.27
 $ 7.31-$14.69     2,106,625        $ 9.14             3.57              604,250          $ 9.03
 $22.69-$25.44     1,759,200        $24.46             4.08              138,500          $22.98

        The price at which options were granted during 2000 and 1999 were generally based upon the market value of the Company's common stock on the date of grant. At December 31, 2000, there were options to purchase 3,146,637 shares of common stock available to grant.

        During the years ended December 31, 2000 and 1999, the Company recorded approximately $1.2 million and $1.6 million, respectively, of net deferred compensation for the difference between the exercise price of certain of the Company's stock options and warrants that were granted and the fair value of the underlying common stock on the date of grant. Such amount has been presented as a reduction of stockholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the vesting period of the applicable options. The Company amortized an aggregate of $2.7 million and $524,000 of deferred compensation for the years ended December 31, 2000 and 1999, respectively.

        The weighted average fair value of options granted during 2000 and 1999 was $6.96 and $8.02 per share, respectively. On a pro forma basis, the results of applying FAS No. 123 under which the estimated value of the Company's stock options to employees is amortized over the vesting period of the underlying instruments would approximate the following:

                                                               2000              1999
                                                           ------------       ----------
Net loss
  As reported .......................................      $   (286,518)      $    (35,744)
  Pro forma .........................................      $   (299,830)      $    (89,041)
Basic and fully diluted loss per share:
  As reported .......................................      $      (4.48)      $      (2.50)
  Pro forma .........................................      $      (4.68)      $      (6.23)
Basic and diluted weighted average common shares ....        64,128,022         14,279,647

        The pro forma effect on net loss for 2000 and 1999 is not likely to be representative of the effects on reported net loss for future years.

        The fair value of options granted under the Company's stock option plan during 2000 and 1999 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:


                                                           2000          1999
                                                        ----------    ----------
Weighted average risk-free interest rates.............           6%         5.03%
Expected years from vest date to exercise date........  2.1 to 3.5    2.1 to 3.5
Expected stock volatility.............................       150.0%        135.5%
Dividend yield........................................        None          None

WARRANTS

        During 1999 and in connection with the issuance of the 8% senior subordinated convertible promissory notes, the Company issued warrants to purchase 3,802,750 shares of common stock at $1.25 per share to the external note holders and warrants to purchase 216,500 shares of common stock at $1.50 per share to directors and management of the Company. An amount of $2.4 million based on the Black-Scholes pricing model was included in additional paid-in capital at December 31, 1999 as the estimated value of the warrants. During 1999, the board of directors of the Company offered the warrant holders an option to exchange each 100 warrants for 95 shares on a cashless basis. Accordingly, 3,696,500 of these warrants were exercised on a cashless basis and exchanged for 3,517,933 shares of the Company's common stock in 1999.

        In addition, warrants to purchase 2,000,000 shares at an exercise price of $1.25 per share were issued to the placement agent as a placement fee. An amount of $1.8 million based on the Black-Scholes pricing model was recorded in 1999 to additional paid-in capital. During 1999, the Company also entered into an agreement to retain the placement agent as a financial advisor for a period of one year. Compensation for the services received under the agreement include payment of $5,000 per month and issuance of warrants to purchase 2,000,001 shares of common stock at par value. A value of $1.2 million, based on the Black-Scholes pricing model was recorded which was amortized to consulting expense at the rate of $100,000 per month over the one-year contract term. During 1999, the board of directors of the Company also offered these warrant holders the option to exchange each 100 warrants for 95 shares on a cashless basis. Accordingly, the entire 4,000,001 agent warrants were exercised on a cashless basis and exchanged for 3,799,974 shares of common stock in 1999.

        The following table summarizes the warrants to purchase common stock outstanding at December 31, 2000:

           NUMBER OF WARRANTS
              OUTSTANDING         EXERCISE PRICE       EXPIRATION DATE
              -----------         --------------       ---------------
                 201,621              $1.05            April 6, 2006
                  32,912               1.27            April 6, 2006
                  20,000               4.00            July 28, 2003
                   5,419               6.64            July 11, 2005
                  32,200               7.76            November 3, 2004
               1,699,574               8.10            October 15, 2004
                 514,082               8.27            March 14, 2005
                 100,000               8.40            November 3, 2010
               2,473,459               8.50            July 27, 2001
                 452,916               9.01            April 28, 2003
               2,570,412         14.98 -- 21.89        March 14, 2001
                  18,043              24.38            January 31, 2003 - February 28, 2003
                  15,000               7.00            July 31, 2001
               ---------
               8,135,638
               =========

COMMON STOCK ISSUABLE

        At December 31, 2000, the following shares of common stock are issuable for:

Convertible preferred stock.................................   2,571,428
Warrants....................................................   8,135,638
Common stock options........................................  12,853,363
Acquisitions................................................   2,199,965
                                                              ----------
                                                              25,760,394
                                                              ==========

10. INCOME TAXES

        The income tax benefit differs from the amount computed by applying the U.S. federal statutory rate to the loss before income taxes as follows (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                                       2000           1999
                                                                     --------       --------
Tax benefit at U.S. statutory rate (34%) ......................      $(97,407)      $(11,866)
Increase in taxes resulting from:
  Valuation allowance .........................................        14,214          3,240
  State taxes .................................................            18             --
  Non deductible expenses .....................................        78,212          5,717
  Foreign tax rate differences and foreign losses without
     benefit ..................................................         3,404          2,909
  Other .......................................................         1,585             --
                                                                     --------       --------
Provision for income taxes ....................................      $     26       $     --
                                                                     ========       ========

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred taxes are as follows at December 31(in thousands):

                                               2000          1999
                                             -------       -------
Deferred tax liability:
  Assembled workforce .................      $  (404)      $  (808)
  Depreciation ........................         (800)         (467)
  Cash to accrual adjustment ..........         (375)         (392)
  Deferred compensation ...............         (529)           --
                                             -------       -------
     Total deferred tax liability .....       (2,108)       (1,667)
                                             -------       -------
Deferred tax asset:
  Net operating loss carryforwards ....       37,191         7,084
  Bad debt reserve ....................          357           475
  Inventory reserve ...................           83           100
  Deferred compensation ...............           --           224
  Other ...............................          793           293
                                             -------       -------
Deferred tax assets ...................       38,424         8,176
Valuation allowance ...................      (36,904)       (7,097)
                                             -------       -------
                                               1,520         1,079
                                             -------       -------
Net deferred tax liability ............      $  (588)      $  (588)
                                             =======       =======

        The Company has recorded a valuation allowance for the full amount of deferred tax assets in light of its history of operating losses since its inception.

        The Company has U.S. net operating losses carryforward of $66.6 million, which begin to expire in 2012. Certain Company ownership changes can significantly limit the utilization of net operating loss carryforwards in the period following the ownership change. The Company has not determined whether such changes have occurred and the effect such changes could have on its ability to carry forward all or some of the U.S. net operating losses.

        The Company has non-capital losses carried forward for Canadian income tax purposes of $18.3 million. These losses expire beginning in 2001.

11. RELATED PARTY TRANSACTIONS

        During 1999, the Company loaned $2.0 million to an officer of the Company that was used to purchase 232,829 shares of common stock (see Note 9).

        During 1999, certain members of management and directors of the Company participated in the 8% senior subordinated convertible promissory note offering by purchasing notes totaling $433,000 (see Note 8).

        During 1999, the Company provided services and products valued at $78,000 to Jaws Technologies Inc., an entity of which a Director was also a Director of the Company. An amount of $57,000 was due from Jaws Technologies Inc. at December 31, 1999. In addition, the Company also received services from Jaws Technologies, Inc. in the amount of $12,000 of which $2,000 was due and payable by the Company at December 31, 1999.

        During 1999, the Company provided services and products of $550,000 to Willson Stationers Ltd. And e-supplies Inc., related entities of which a previous Director was also a Director of these companies. At December 31, 1999, $543,000 remained due from these entities and had been fully reserved by the Company due to the uncertainty of collection.

12. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

        The Company has various leases, certain leases with renewal options, for office premises and data centers, which expire on various dates through 2010. The future minimum lease payments at December 31, 2000 under operating leases are as follows (in thousands):

2001........................................................   $ 3,796
2002........................................................     3,725
2003........................................................     3,718
2004........................................................     3,718
2005........................................................     3,689
Thereafter  ................................................     9,799
                                                               -------
Total future minimum lease payments.........................   $28,445
                                                               =======

        Rent expense was $4.3 million and $937,000 for the years ended December 31, 2000 and 1999, respectively.

LITIGATION

        The Company is a party to various legal actions arising in the ordinary course of business. The Company believes that the resolution of the actions described below, as well as the other legal matters arising in the ordinary course of business, will not have a material adverse effect on the Company's financial position or results of operations.

        On January 26, 2000, Michael Chan filed a suit in the Court of Queen's Bench of Alberta, Judicial District of Calgary alleging that FutureLink Alberta breached its contract to deliver him options to purchase 250,000 Class "A" common shares of FutureLink Alberta at $1.00 per share. Mr. Chan seeks 50,000 shares of the Company's common stock or, alternatively, damages of approximately $1.5 million in cash, general damages of approximately $200,000 and punitive damages of approximately $200,000. The Company has filed a Statement of Defense in this action refuting Mr. Chan's claims. Cameron Chell, a co-defendent in the lawsuit, and the Company's former Chief Executive Officer, has filed a claim against the Company, seeking indemnification with respect to Mr. Chan's claims. On January 4, 2001, the Company filed claims seeking indemnification against Mr. Chell and Mr. Gerald Albert, the Company's former attorney and co-defendant.

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

        SmallCaps OnLine Group LLC, previously known as Bridge Technology Group LLC, sued the Company on January 12, 2000 in New York County Supreme Court to recover fees the Company allegedly owed to them for advisory and investor relations services. SmallCaps' complaint requested compensation for fees totaling $5.1 million, as well as warrants to purchase an aggregate of 3,289,689 shares of the Company's common stock at exercise prices ranging from $1.00 to $8.50 per share. The total value of the damages SmallCaps claimed was $110.0 million. On February 11, 2000, the Company settled SmallCaps' complaint by agreeing to pay SmallCaps $5.0 million on or before March 14, 2000, and to issue to SmallCaps warrants to purchase an aggregate of 3,000,000 shares of the Company's common stock at exercise prices ranging from $8.50 to $22.50 per share, subject to anti-dilution protection. The Company issued the warrants to SmallCaps on March 1, 2000 and paid SmallCaps the $5.0 million on March 14, 2000. Since the issuance of these warrants, their exercise prices have been adjusted and now range from $8.27 to $21.89 per share and these warrants currently entitle the holders to acquire 3,084,494 shares of the Company's common stock. The total value of the settlement on February 11, 2000 was $65.0 million which has been recorded in the Company's financial statements as a charge to paid-in capital.

        On January 20, 2000, the Company commenced a proceeding in Canada against Mr. Cameron Chell, various other former employees of, and consultants to, the Company and various other defendants alleging that these defendants misappropriated a corporate opportunity in breach of fiduciary and contractual obligations. Most of these defendants made counterclaims against the Company seeking, among other things, damages for interference with their economic interests and for severance compensation in the form of cash and stock options. The Company entered into a settlement agreement with the defendants effective April 26, 2000 that had the following key terms:

        - Mr. Chell is entitled to exercise options to acquire 175,000 shares of common stock that were scheduled to vest June 1, 2000 and were exercised by Mr. Chell in September 2000,

        - Mr. Chell or his nominee shall pay to the Company $400,000 in settlement of a related party debt that involved Mr. Chell, which amount has been paid, and

        - All other claims will be dropped by all parties, who have provided mutual releases, with the claim and counterclaims to be discontinued.

13. SEGMENT INFORMATION

        The Company's activities are conducted in one operating segment with all activities relating to the sales and support of information technology solutions.

                                        DECEMBER 31, 2000
                             ----------------------------------------
                             CANADA      U.S.      EUROPE     TOTAL
                             ------    --------    ------    --------
Revenue....................  $18,210   $ 80,739     $26,989   $125,938
Long-lived assets..........  $ 4,763   $ 96,143     $ 1,576   $102,482


                                        DECEMBER 31, 1999
                             ----------------------------------------
                             CANADA      U.S.      EUROPE     TOTAL
                             ------    --------    ------    --------
Revenue....................  $7,178    $  6,215     $207     $ 13,600
Long-lived assets..........  $9,556    $187,560     $722     $197,838

        Long-lived assets consist of property and equipment, goodwill, and an intangible for the value assigned to assembled workforce acquired in a purchase business combination.

14. 401(k) PLAN

        The Company assumed several 401(k) plans in connection with the acquisitions in 1999. Pursuant to these plans, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to these plans. These plans permit the Company, but do not require, additional matching contributions to these plans on behalf of all participants in these plans. During the year ended December 31, 2000, the Company contributed an aggregate of 19,612 shares of the Company's common stock with the fair value of approximately $141,000 to these plans. Cash contributions to these plans by the Company during 2000 and 1999 were not significant.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------
2.1            Agreement and Plan of Reorganization and Merger dated June 2,
               1999 between FutureLink Distribution Corp., FutureLink California
               Acquisition Corp., Executive LAN Management, Inc., dba Micro
               Visions, and the selling shareholders of Micro Visions.
               (Previously filed with the Commission as Exhibit 10.1 to the
               Company's Current Report on Form 8-K, on June 16, 1999.)

2.2            Agreement and Plan of Merger dated August 1, 1999 between
               FutureLink Distribution Corp. and FutureLink California
               Acquisition Corporation, a Delaware corporation. (Previously filed with the Commission on October 27, 1999 as Exhibit 2.1 to the Company's Current Report on Form 8-K.)

2.3            Agreement and Plan of Reorganization and Merger dated September
               7, 1999 between FutureLink Distribution Corp., FutureLink
               Pleasanton Acquisition Corp., CN Networks, Inc., and the selling shareholders of CN Networks, Inc. (Previously filed with the Commission on November 23, 1999 as Exhibit 2.1 to the Company's
               Current Report on Form 8-K.

2.4            Agreement and Plan of Reorganization and Merger dated September
               7, 1999 between FutureLink Distribution Corp., FutureLink
               Michigan Acquisition Corp., Async Technologies, Inc., and the selling shareholders of Async Technologies, Inc. (Previously filed with the Commission on December 8, 1999 as Exhibit 2.1 to the Company's Current Report on Form 8-K.)

2.5 Amending Agreement dated October 15, 1999 to Agreement and Plan of Reorganization and Merger between FutureLink Corp., FutureLink
               California Acquisition Corp., and the selling shareholders of Executive LAN Management, Inc. (Previously filed with the
               Commission on October 27, 1999 as Exhibit 2.3 to the Company's
               Current Report on Form 8-K.)

2.6 Amending Agreement dated October 29, 1999 to Agreement and Plan of Reorganization and Merger, between FutureLink Distribution
               Corp., FutureLink Michigan Acquisition Corp., Async Technologies,
               Inc., and the selling shareholders of Async Technologies, Inc.
               (Previously filed with the Commission on December 27, 1999 as Exhibit 2.2 to the Company's Current Report on Form 8-K.)

2.7 Amending Agreement dated October 31, 1999 to Agreement and Plan of Reorganization and Merger between FutureLink Corp., FutureLink
               Pleasanton Acquisition Corp., CN Networks, Inc. and the selling shareholders of CN Networks, Inc. (Previously filed with the Commission on November 23, 1999 as Exhibit 2.2 to the Company's
               Current Report on Form 8-K.)

2.8 Amending Agreement dated November 14, 1999 to Agreement and Plan of Reorganization and Merger between FutureLink Corp., FutureLink
               Michigan Acquisition Corp., Async Technologies, Inc., and the selling shareholders of Async Technologies, Inc. (Previously filed with the Commission on December 8, 1999 as Exhibit 2.3 to the Company's Current Report on Form 8-K.)

2.9            Agreement for the Sale and Purchase of the Entire Issued Share
               Capital of KNS Holdings Limited dated November 15, 1999 between
               FutureLink Corp. and the selling shareholders of KNS Holdings
               Limited. (Previously filed with the Commission on January 6, 2000 as Exhibit 2.1 to the Company's Current Report on Form 8-K.)

EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------
2.10           Amending Agreement dated November 26, 1999 to Agreement and Plan of Reorganization and Merger between FutureLink Corp., FutureLink
               Michigan Acquisition Corp., Async Technologies, Inc., and the
               selling shareholders of Async Technologies, Inc. (Previously filed with the Commission on December 8, 1999 as Exhibit 2.4 to the Company's Current Report on Form 8-K.)

2.11           Supplemental Agreement dated December 20, 1999 to Agreement for
               Sale and Purchase of the Entire Issued Share Capital of KNS
               Holdings Limited, between FutureLink Corp. and the selling shareholders of KNS Holdings Limited. (Previously filed with the Commission on January 6, 2000 as Exhibit 2.2 to the Company's
               Current Report on Form 8-K.)

2.12           The Agreement and Plan of Reorganization and Merger dated
               December 2, 1999 by and among FutureLink Corp., FutureLink
               Maryland Acquisition Corp., Vertical Software, Inc., Curtis
               Eshelman and James C. Harvey. (Previously filed with the
               Commission on February 14, 2000 as Exhibit 2.1 to the Company's
               Current Report on Form 8-K.).

2.13           The Agreement and Plan of Reorganization and Merger dated
               February 1, 2000 by and among FutureLink Corp., FutureLink
               Delaware Acquisition Corp., MicroLAN Systems Inc., Madison
               Consulting Resources Inc., Madison Consulting Resources (NJ)
               Inc., Ira Silverman, Richard Silverman, Adam Silverman and Adam
               Fox. (Previously filed with the Commission on May 15, 2000 as
               Exhibit 2.1 to the Company's Current Report on Form 8-K.)

2.14 Acquisition and Amalgamation Agreement dated June 16, 2000 between and among FutureLink Corp., FutureLink Distribution Corp.
               3045207 Nova Scotia Company, 1423280 Ontario Inc., 1423281
               Ontario Inc., Charon Systems Inc., Allan Sherk, Edward Mathewson,
               Joe Da Silva, Layne Harris, Jason Yetman, David Fung, Blair
               Collins, Arron Fu, Mark Palangio, Ho Wai Fung, Edward Chi Wai
               Fung, Malcolm Robins, Dataspec Telecom Multimedia Inc. and The
               Charon Employee Trust. (Previously filed with the Commission on
               June 30, 2000 as Exhibit 2.1 to the Company's Current Report on
               Form 8-K.)

3.1            Amended Certificate of Incorporation of FutureLink Corp.
               (Previously filed with the Commission on September 28, 2000 as Exhibit 3.1 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-46778.)

3.2 Bylaws of FutureLink Corp. (Previously filed with the Commission on October 27, 1999 as Exhibit 3.2 to the Company's Current
               Report on Form 8-K.)

               MANAGEMENT COMPENSATORY PLANS OR ARRANGEMENTS

10.1           Second Amended and Restated Stock Option Plan, as amended.
               (Previously filed with the Commission on June 13, 2000 as Exhibits A, B and C, to the Company's Definitive Proxy
               Statement.)

10.2           Loan Agreement dated August 1, 1999 between FutureLink Corp. and
               Vincent L. Romano. (Previously filed with the Commission on
               August 18, 1999 as Exhibit 10.10 to the Company's Quarterly
               Report on Form 10-QSB for the period ended June 30, 1999.)

10.3           First Amendment to Loan Agreement dated November 15, 1999 between
               FutureLink Corp. and Vincent L. Romano. (Previously filed with the Commission on September 28, 2000 as Exhibit 10.9 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-46778.)

10.4           Loan Termination Agreement dated June 30, 2000 between FutureLink
               Corp. and Vincent L. Romano. (Previously filed with the
               Commission on September 28, 2000 as Exhibit 10.10 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-46778.)

10.5           Employment Agreement dated June 1, 1999 between Philip R.
               Ladouceur and FutureLink Distribution Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.12 to the Company's Registration Statement on Form SB-2, Registration No.
               333-30178.)(1)

10.6           Employment Agreement dated September 30, 1999 between Glenn C.
               Holmes and FutureLink Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.13 to the Company's
               Registration Statement on Form SB-2, Registration No. 333-30178.)

10.7           Employment Agreement dated August 1, 1999 between Vincent L.
               Romano and FutureLink Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.14 to the Company's
               Registration Statement on Form SB-2, Registration No. 333-30178.)

10.8           Termination of Employment Agreement dated July 31, 2000 between
               Vincent L. Romano and FutureLink Corp. (Previously filed with the
               Commission on September 28, 2000 as Exhibit 10.21 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-46778.)

10.9 First Amendment to Employment Agreement dated November 15, 2000 between Vincent L. Romano and FutureLink Corp., (Previously filed with the Commission on September 28, 2000 as Exhibit 10.20 to the Company's Registration Statement on Form SB-2, Registration No.
               333-46778.)

10.10          Employment Agreement dated December 4, 2000 between FutureLink
               Corp. and Howard E. Taylor. (Previously filed with the Commission on February 12, 2001 as Exhibit 10.81 Amendment No. 1 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-52118.)

10.11          Employment Agreement dated January 3, 2000 between FutureLink
               Corp. and Richard M. White. (Previously filed with the Commission on December 19, 2000 as Exhibit 10.82 the Company's Registration
               Statement on Form SB-2, Registration No. 333-52118.)

10.12          Howard E. Taylor Year 2000 Stock Option Plan dated December 4,
               2000. (Previously filed with the Commission on February 12, 2001 as Exhibit 10.83 to Amendment No. 1 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-52118.)

               OTHER MATERIAL CONTRACTS

10.13          Agency Agreement dated April 14, 1999 between FutureLink
               Distribution Corp. and Commonwealth. (Previously filed with the Commission on May 23, 1999 as Exhibit 10.4 to the Company's
               Quarterly Report on Form 10-QSB for the period ended March 31,
               1999.)

10.14          Advisory Agreement dated May 1, 1999 between FutureLink
               Distribution Corp. and Commonwealth Associates, L.P. (Previously filed with the Commission on June 13, 2000 as Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the period ended
               March 31, 1999.)

10.15          Agency Agreement dated July 1, 1999 between FutureLink
               Distribution Corp. and Commonwealth Associates, L.P. (Previously filed with the Commission on August 18, 1999 as Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.)

10.16          Securities Purchase Agreement dated October 15, 1999 between
               FutureLink Corp., Pequot Private Equity Investment Fund II, L.P.
               and certain other investors. (Previously filed with the Commission on October 27, 1999 as Exhibit 2.4 to the Company's
               Current Report on Form 8-K.)

10.17          Amended and Restated Registration Rights Agreement dated April
               28, 2000 between FutureLink Corp., Pequot Private Investment Fund
               II, L.P., and certain other investors (blacklined to the Registration Rights Agreement dated October 15, 1999 between the parties which was filed as an Exhibit to the Registration
               Statement on Form SB-2 filed on February 11, 2000). (Previously filed with the Commission on May 3, 2000 as Exhibit 10.9 to Amendment No. 2 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-30178.)

10.18          Securities Purchase Agreement dated April 28, 2000 between
               FutureLink Corp., Pequot Private Equity Investment Fund II, L.P.
               and Pequot Endowment Fund, L.P. (Previously filed with the
               Commission on May 3, 2000 as Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration
               No. 333-30178.)

10.19 Form of Warrant to Purchase Shares of Common Stock issued in connection with private placement led by Commonwealth Associates, L.P., in April and May 1999. (Previously filed with the Commission on May 3, 2000 as Exhibit 10.11 to Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration
               No. 333-30178.)

10.20          Securities Purchase Agreement dated December 6, 1999 between
               FutureLink Corp. and CPQ Holdings, Inc. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.11 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-30178.)

10.21          Master Loan and Security Agreement dated November 3, 1999 between
               Transamerica Business Credit Corporation, FutureLink Corp. and
               FutureLink Micro Visions Corp. (Previously filed with the
               Commission on February 11, 2000 as Exhibit 10.16 to the Company's
               Registration Statement on Form SB-2, Registration No. 333-30178.)

10.22          Security Agreement dated November 3, 1999 between Transamerica
               Business Credit Corporation and FutureLink Distribution Corp.
               (Previously filed with the Commission on February 11, 2000 as Exhibit 10.17 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-30178.)

10.23 Master Lease and Financing Agreement dated November 15, 1999 between Compaq Financial Services and FutureLink Corp.
               (Previously filed with the Commission on February 11, 2000 as Exhibit 10.18 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-30178.)

10.24          Master Lease Agreement dated December 16, 1999 between EMC2and
               FutureLink Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.19 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-30178.)

10.25          Revised Offer to Lease dated March 24, 1998 between Bow Valley
               Square Management Ltd. and SysGold, Ltd., as amended, for 250 6th
               Avenue, Calgary. (Previously filed with the Commission on August
               24, 1998 as Exhibit 10.18 to the Company's Registration Statement on Form SB-2, Registration No. 333-62133.)

10.26          Lease Agreement dated September 23, 1999 between Kilroy Realty,
               L.P., Kilroy Realty Corporation, and FutureLink Distribution
               Corporation for 220 Technology Drive, Irvine and assignment of
               Lease Agreement dated October 15, 1999. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.21 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-30178.)

10.27          Lease Agreement dated April 27, 2000 between Olen Commercial
               Realty Corp. and FutureLink Micro Visions Corporation for 2 South
               Pointe Dr., Lake Forest, Ca. 92630. (Previously filed with the
               Commission on September 28, 2000 as Exhibit 10.29 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-46778.)

10.28          Lease Agreement dated August 8, 2000 between Transwestern
               Lexington, LLC and FutureLink Corp. for 360 Lexington Avenue, New
               York. (Previously filed with the Commission on September 28, 2000 as Exhibit 10.30 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-46778.)

10.29          Microsoft Certified Solution Provider Agreement dated January 28,
               2000 between Microsoft Corporation and FutureLink Corp.
               (Previously filed with the Commission on April 14, 2000 as Exhibit 10.22 to Amendment No. 1 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-30178.) (2)

10.30 Microsoft Application Services Agreement dated December 23, 1999 between Microsoft Corporation and FutureLink Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.23 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-30178.) (2)

10.31 Final Invoice/Enrollment Contract (MSCP) dated April 28, 1998 between Microsoft Corporation and FutureLink Corp. (Previously filed with the Commission on August 24, 1998 as Exhibit 10.1.20 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-62133.)

10.32 Direct Commercial Service License Agreement dated May 21, 1999 between Microsoft Corporation and FutureLink Distribution Corp.
               (Previously filed with the Commission on February 11, 2000 as Exhibit 10.25 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-30178.) (2)

10.33          Service Agreement dated June 1, 1998 between Willson Stationers
               Ltd. and FutureLink Alberta. (Previously filed with the Commission on August 24, 1998 as Exhibit 10.1.21 to the Company's
               Registration Statement on Form SB-2, Registration No. 333-62133.)

10.34          Solution Provider Contract dated July 27, 1998 between IBM Canada
               Ltd. and FutureLink/SysGold Ltd. (Previously filed with the Commission on August 24, 1998 as Exhibit 10.1.16 to the Company's
               Registration Statement on Form SB-2, Registration No. 333-62133.)

10.35          Hosting Services Distributor Agreement (version 4) dated November
               12, 1998 between Onyx Software Corp. and FutureLink Distribution
               Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.28 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-30178.)

10.36          Onyx Software License Agreement dated August 5, 1998 between Onyx
               Software Corp. and FutureLink Distribution Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.29 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-30178.)

10.37          Alliance Partner Agreement dated October 26, 1998 between Great
               Plains Software and FutureLink Distribution Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.30 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-30178.)

10.38          Citrix Solutions Network Gold Renewal Membership Agreement dated
               July 16, 1999 between Citrix Systems, Inc. and FutureLink
               Distribution Corp. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.31 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-30178.) (2)

10.39 Citrix Solutions Network Platinum Renewal Membership Agreement dated April 20, 1999 between Citrix Systems, Inc. and Async
               Technologies, Inc. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.32 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-30178.) (2)

10.40 Information Systems Services Agreement dated January 19, 1999 between FutureLink Alberta and Numac Energy, Inc. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.33 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-30178.)

10.41          Information Systems Services Agreement dated July 1, 1999 between
               Canadian Natural Resources, Ltd. and FutureLink Alberta.
               (Previously filed with the Commission on February 11, 2000 as Exhibit 10.34 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-30178.)

10.42          Service Agreement by and between FutureLink and Jaws
               Technologies, Inc., dated June 1, 1998. (Previously filed with the Commission on August 24, 1998 as Exhibit 10.1.22 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-62133, which is incorporated herein by reference.)

10.43          Internet Data Center Services Agreement dated May 7, 1999 between
               Exodus Communications, Inc. and Executive LAN Management, Inc.
               (Previously filed with the Commission on February 11, 2000 as Exhibit 10.37 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-30178.)

10.44 Form of EMC2 Corporation Software License Agreement. (Previously filed with the Commission on February 11, 2000 as Exhibit 10.38 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-30178.)

10.45          Securities Purchase Agreement dated June 29, 2000 between
               FutureLink Corp. and Microsoft Corporation. (Previously filed with the Commission on September 28, 2000 as Exhibit 10.50 to the Company's Registration Statement on Form SB-2, Registration No.
               333-46778.)

10.46 Form of Warrant to Purchase Common Stock as issued in connection with FutureLink Distribution Corp.'s April 1999 private placement. (Previously filed with the Commission on September 28, 2000 as Exhibit 10.52 to the Company's Registration Statement on
               Form SB-2, Registration No. 333-46778.)

10.47          Form of Subscription Agreement between FutureLink Distribution
               Corp. and certain investors as executed in connection with FutureLink Distribution Corp.'s April 1999 private placement.
               (Previously filed with the Commission on September 28, 2000 as Exhibit 10.53 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-46778.)

10.48 Registration Rights Agreement dated December 20, 1999 between certain selling shareholders of KNS Holdings Limited and FutureLink Corp. (Previously filed with the Commission on September 28, 2000 as Exhibit 10.57 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-46778.)

10.49          Amendment No. 1 to Registration Rights Agreement dated June 19,
               2000 between certain selling shareholders of KNS Holdings Limited and FutureLink Corp. (Previously filed with the Commission on September 28, 2000 as Exhibit 10.58 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-46778.)

10.50          Loan and Security Agreement dated November 16, 2000 by and among
               Foothill Capital Corporation, FutureLink Corp. and certain of its
               Subsidiaries. (Previously filed with the Commission on December
               19, 2000 as Exhibit 10.60 to the Company's Registration Statement on Form SB-2, Registration No. 333-52118.)

10.51          Amendment Number One to Loan and Security Agreement dated
               December 14 by and between and Foothill Capital Corporation,
               FutureLink Corp. and certain of its Subsidiaries. (Previously filed with the Commission on December 19, 2000 as Exhibit 10.61 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-52118.)

10.52 Registration Rights Agreement dated November 16, 2000 by and between FutureLink Corp. and Foothill Capital Corporation.
               (Previously filed with the Commission on December 19, 2000 as Exhibit 10.63 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-52118.)

10.53          Stock Pledge Agreement dated November 16, 2000 by and between
               FutureLink Corp. and Foothill Capital Corporation. (Previously filed with the Commission on December 19, 2000 as Exhibit 10.64 to the Company's Registration Statement on Form SB-2,
               Registration No. 333-52118.)

10.54          General Security Agreement dated December 14, 2000 by and between
               FutureLink Canada Corp. and Foothill Capital Corporation.
               (Previously filed with the Commission on December 19, 2000 as Exhibit 10.65 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-52118.)

10.55 Guarantee and Postponement of Claim dated December 14, 2000 by and between FutureLink Canada Corp. and Foothill Capital Corp.
               (Previously filed with the Commission on December 19, 2000 as Exhibit 10.66 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-52118.)

10.56          Share Pledge Agreement dated December 14, 2000 by and among
               1423280 Ontario Inc., FutureLink Corp. and Foothill Capital Corp.
               (Previously filed with the Commission on December 19, 2000 as Exhibit 10.67 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-52118.)

10.57          General Security Agreement dated December 14, 2000 by and between
               1423280 Ontario Inc. and Foothill Capital Corporation.
               (Previously filed with the Commission on December 19, 2000 as Exhibit 10.68 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-52118.)

10.58 Guarantee and Postponement of Claim dated December 14, 2000 by and between 1423280 Ontario Inc. and Foothill Capital
               Corporation. (Previously filed with the Commission on February
               12, 2001 as Exhibit 10.69 to Amendment No. 1 to the Company's
               Registration Statement on Form SB-2, Registration No. 333-52118.)

10.59          Share Pledge Agreement dated December 14, 2000 by and among
               FutureLink Canada Corp., 1423280 Ontario Inc. and Foothill
               Capital Corporation. (Previously filed with the Commission on December 19, 2000 as Exhibit 10.70 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-52118.)

10.60 Hypothec on Movable Property (General) dated December 14, 2000 by and between FutureLink Canada Corp. and Foothill Capital
               Corporation. (Previously filed with the Commission on February
               12, 2001 as Exhibit 10.71 to Amendment No. 1 to the Company's
               Registration Statement on Form SB-2, Registration No. 333-52118.)

10.61          General Security Agreement dated December 14, 2000 by and between
               3045207 Nova Scotia Company and Foothill Capital Corporation.
               (Previously filed with the Commission on December 19, 2000 as Exhibit 10.72 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-52118.)

10.62 Guarantee and Postponement of Claim dated December 14, 2000 by and between 3045207 Nova Scotia Company and Foothill Capital
               Corporation. (Previously filed with the Commission on December
               19, 2000 as Exhibit 10.73 to the Company's Registration Statement on Form SB-2, Registration No. 333-52118.)

10.63          Share Pledge Agreement dated December 14, 2000 by and among
               3045207 Nova Scotia Company, Foothill Capital Corporation and
               1423280 Ontario Inc. (Previously filed with the Commission on
               December 19, 2000 as Exhibit 10.74 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-52118.)

10.64          Share Pledge Agreement dated December 14, 2000 by and among
               FutureLink Corp., Foothill Capital Corporation and 3045207 Nova
               Scotia Company. (Previously filed with the Commission on December
               19, 2000 as Exhibit 10.75 to the Company's Registration Statement on Form SB-2, Registration No. 333-52118.)

10.65 Loan and Security Agreement dated December 13, 2000 by and between FutureLink Europe Limited and Foothill Capital
               Corporation. (Previously filed with the Commission on December
               19, 2000 as Exhibit 10.76 to the Company's Registration Statement on Form SB-2, Registration No. 333-52118.)

10.66          Debenture dated December 14, 2000 by and among Foothill Capital
               Corporation, KNS Holdings Limited and FutureLink Europe Limited.
               (Previously filed with the Commission on December 19, 2000 as Exhibit 10.77 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-52118.)

10.67          Continuing General Guaranty dated December 13, 2000 by and among
               Foothill Capital Corp. FutureLink Corp. and certain of its
               Subsidiaries. (Previously filed with the Commission on December
               19, 2000 as Exhibit 10.78 to the Company's Registration Statement on Form SB-2, Registration No. 333-52118.)

10.68          Share Charge dated December 14, 2000 by and between FutureLink
               Corp. and Foothill Capital Corporation. (Previously filed with the Commission on December 19, 2000 as Exhibit 10.79 to the
               Company's Registration Statement on Form SB-2, Registration No.
               333-52118.)

10.69          Security Agreement dated December 13, 2000 among Foothill Capital
               Corporation, FutureLink Corp. and certain of its Subsidiaries.
               (Previously filed with the Commission on December 19, 2000 as Exhibit 10.80 to the Company's Registration Statement on Form
               SB-2, Registration No. 333-52118.)

21.0 List of Subsidiaries. (Previously filed with the Commission on December 19, 2000 as Exhibit 21.0 to the Company's Registration
               Statement on Form SB-2. Registration Statement No. 333-52118.)

23.1           Consent of Independent Auditors.

24.1           Power of Attorney (included in signature page).

- -------------------

1. We entered into an employment agreement with Raghu Kilambi on June 1, 1999, which we amended on October 8, 1999 that is substantially identical in all material respects to our employment agreement with Mr. Ladouceur, except as to salary and bonus provisions. Mr. Kilambi's base salary was $180,000 per year and he was entitled to receive a performance bonus of up to $180,000. Mr. Kilambi ceased to be an employee and a director in December 2000.

2. Some of our subsidiaries are parties to agreements with the same party that are substantially identical in all material respects.