Form 10-Q
period 2001-03-31
FUTURELINK CORP
filed 2001-05-15
CIK 1061399

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO __________ .

                          COMMISSION FILE NO. 0-24833

                                FUTURELINK CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-4763404
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

      2 SOUTH POINTE DRIVE, LAKE FOREST                            92630
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (949) 672-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: as of May 11, 2001, 68,874,846 shares of the issuer's common stock, par value $.0001 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FUTURELINK CORP.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                                                       PAGE
                                                                       ----
                      PART I -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements...........................    1
         Condensed Consolidated Balance Sheets as of March 31, 2001
           and December 31, 2000.....................................    1
         Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2001 and 2000................    2
         Condensed Consolidated Statements of Stockholders' Equity to
           March 31, 2001............................................    3
         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2001 and 2000................    4
         Notes to Condensed Consolidated Financial Statements........    5
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   10
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   14

                       PART II -- OTHER INFORMATION
Item 5.  Other Information...........................................   20
Item 6.  Exhibits and Reports on Form 8-K............................   20
SIGNATURES...........................................................   22

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                FUTURELINK CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $   3,109      $  14,158
  Restricted cash...........................................         660            660
  Accounts receivable, net..................................      25,197         25,076
  Inventory.................................................       2,495          3,101
  Prepaid expenses and other current assets.................       1,185          1,545
                                                               ---------      ---------
          Total current assets..............................      32,646         44,540
Property and equipment, net.................................      31,386         34,100
Goodwill and other intangibles, net.........................      63,373         68,382
Other assets................................................       1,662          1,682
                                                               ---------      ---------
          Total assets......................................   $ 129,067      $ 148,704
                                                               =========      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit...........................................   $  11,502      $  10,507
  Accounts payable and accrued liabilities..................      29,232         33,049
  Current portion of capital lease obligations..............      10,901          8,116
  Deferred revenue..........................................       1,237          1,504
                                                               ---------      ---------
          Total current liabilities.........................      52,872         53,176
Capital lease obligations, less current portion.............      10,433         14,237
Deferred taxes..............................................         608            588
                                                               ---------      ---------
          Total liabilities.................................      63,913         68,001
Stockholders' equity:
  Preferred stock, no par value, 20,000,000 shares
     authorized, 2,571,428 shares of Series A Convertible
     Preferred Stock authorized and 1,428,571 shares issued
     and outstanding aggregate liquidation preference of
     $10,000................................................       3,394          3,394
  Common stock, $.0001 par value, 300,000,000 shares
     authorized, 68,874,846 and 68,104,789 shares issued and
     outstanding at March 31, 2001 and December 31, 2000,
     respectively...........................................           8              8
  Common stock issuable; 2,199,965 shares at March 31, 2001
     and December 31, 2000..................................      16,369         16,369
  Additional paid-in capital................................     393,894        393,671
  Deferred compensation.....................................      (1,073)        (1,236)
  Cumulative foreign currency translation adjustment........      (1,494)        (1,190)
  Accumulated deficit.......................................    (345,944)      (330,313)
                                                               ---------      ---------
          Total stockholders' equity........................      65,154         80,703
                                                               ---------      ---------
          Total liabilities and stockholders' equity........   $ 129,067      $ 148,704
                                                               =========      =========

           See notes to condensed consolidated financial statements.

                                FUTURELINK CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
                                                                     (UNAUDITED)
Revenue:
  Hardware and software.....................................  $    23,311    $    17,324
  Service delivery..........................................       12,473          5,320
                                                              -----------    -----------
                                                                   35,784         22,644
                                                              -----------    -----------
Expenses:
  Cost of hardware and software.............................       18,657         14,074
  Cost of service delivery..................................        7,702          3,666
  Selling, general and administration.......................       15,662         14,426
  Goodwill amortization.....................................        5,009         11,783
  Depreciation and other amortization.......................        3,117          1,494
                                                              -----------    -----------
                                                                   50,147         45,443
                                                              -----------    -----------
Loss from operations........................................      (14,363)       (22,799)
  Interest expense..........................................        1,037            429
  Interest income...........................................         (138)          (226)
                                                              -----------    -----------
Loss before income taxes....................................      (15,262)       (23,002)
Provision for income taxes..................................            9            118
                                                              -----------    -----------
Net loss....................................................  $   (15,271)   $   (23,120)
Dividends for Series A Convertible Preferred Stock..........         (360)            --
Net loss applicable to common stockholders..................  $   (15,631)   $   (23,120)
                                                              ===========    ===========
Loss per share -- basic and diluted.........................  $     (0.23)   $     (0.42)
                                                              ===========    ===========
Weighted average shares -- basic and diluted................   68,304,908     55,369,965
                                                              ===========    ===========

           See notes to condensed consolidated financial statements.

                                FUTURELINK CORP.

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          ACCUMULATED
                        PREFERRED STOCK        COMMON STOCK        COMMON    ADDITIONAL                      OTHER
                       ------------------   -------------------    STOCK      PAID-IN       DEFERRED     COMPREHENSIVE
                        SHARES     AMOUNT     SHARES     AMOUNT   ISSUABLE    CAPITAL     COMPENSATION       LOSS
                       ---------   ------   ----------   ------   --------   ----------   ------------   -------------
BALANCE AT JANUARY 1,
  2001...............  1,428,571   $3,394   68,104,789     $8     $16,369     $393,671      $(1,236)        $(1,190)
Shares issued to
  401(k) plans.......         --       --      770,057     --          --          223           --              --
Amortization of
  employee
  stock-based
  compensation.......                                                                           163
Foreign currency
  translation
  adjustment.........         --       --                              --           --           --            (304)
Preferred
  dividends..........
Net loss for the
  three months ended
  March 31, 2001.....         --       --                              --           --           --              --
                       ---------   ------   ----------     --     -------     --------      -------         -------
BALANCE AT MARCH 31,
  2001...............  1,428,571   $3,394   68,874,846     $8     $16,369     $393,894      $(1,073)        $(1,494)
                       =========   ======   ==========     ==     =======     ========      =======         =======


                                                         TOTAL
                       ACCUMULATED   STOCKHOLDERS'   COMPREHENSIVE
                         DEFICIT        EQUITY           LOSS
                       -----------   -------------   -------------
BALANCE AT JANUARY 1,
  2001...............   $(330,313)     $ 80,703        $(287,631)
                                                       =========
Shares issued to
  401(k) plans.......          --           223               --
Amortization of
  employee
  stock-based
  compensation.......                       163
Foreign currency
  translation
  adjustment.........          --          (304)            (304)
Preferred
  dividends..........        (360)         (360)
Net loss for the
  three months ended
  March 31, 2001.....     (15,271)      (15,271)         (15,271)
                        ---------      --------        ---------
BALANCE AT MARCH 31,
  2001...............   $(345,944)     $ 65,154        $(303,212)
                        =========      ========        =========

           See notes to condensed consolidated financial statements.

                                FUTURELINK CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                  (UNAUDITED)
OPERATING ACTIVITIES
Net loss....................................................  $(15,271)   $(23,120)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization...............................     8,126      13,277
Deferred income taxes.......................................        20          --
Amortization of deferred compensation.......................       163       (1095)
Common stock, warrants and options issued for services......       223       2,309
Change in operating assets and liabilities, net of effect of business acquisitions:
  Accounts receivable.......................................      (121)     (1,239)
  Inventory.................................................       606         185
  Prepaid expenses..........................................       360      (1,030)
  Deferred offering costs...................................        --      (1,781)
  Other assets..............................................        20         (22)
  Accounts payable and accrued expenses.....................    (4,177)      4,478
  Settlement payable........................................        --      (5,000)
  Deferred revenues.........................................      (267)       (161)
                                                              --------    --------
          NET CASH USED IN OPERATING ACTIVITIES.............   (10,318)    (13,199)
                                                              --------    --------
INVESTING ACTIVITIES
Purchases of property and equipment.........................      (403)       (444)
Business acquisitions, net of cash balances acquired........        --     (16,439)
Deposits on acquisitions....................................        --        (145)
Decrease in restricted cash.................................        --         961
                                                              --------    --------
          NET CASH USED IN INVESTING ACTIVITIES.............      (403)    (16,067)
                                                              --------    --------
FINANCING ACTIVITIES
Net cash advanced (paid) under lines of credit..............       995      (4,196)
Proceeds from exercise of employee stock options............        --         958
Proceeds from exercise of warrants..........................        --      18,009
Repayment of capital lease obligations......................    (1,019)       (809)
                                                              --------    --------
          NET CASH (USED IN) PROVIDED BY FINANCING
            ACTIVITIES......................................       (24)     13,962
                                                              --------    --------
Effect of currency rate changes.............................      (304)       (486)
                                                              --------    --------
Decrease in cash............................................   (11,049)    (15,790)
Cash at beginning of period.................................    14,158      19,185
                                                              --------    --------
Cash at end of period.......................................  $  3,109    $  3,395
                                                              ========    ========
NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses;
  Assets acquired...........................................  $     --    $ 96,349
  Liabilities assumed.......................................        --      (8,655)
  Notes payable issued......................................        --      (7,250)
  Common stock and options issued...........................        --     (63,249)
                                                              --------    --------
     Cash paid for acquisitions.............................        --      17,195
Capital lease obligations...................................       140       5,985
Conversion of convertible debt to equity....................        --         218
SUPPLEMENTAL INFORMATION, CASH PAID FOR:
Interest....................................................  $    819    $    429
Income Taxes................................................         9         118

           See notes to condensed consolidated financial statements.

                                FUTURELINK CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements reflect the results of operations for FutureLink Corp. (the "Company") and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission (SEC) on April 2, 2001. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

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

     The Company has prepared its consolidated financial statements under the assumption that it will continue to operate as a going concern. The Company has reported net losses of $15.3 million for the three months ended March 31, 2001 and it expects to incur additional losses for the foreseeable future as it continues to develop and promote its services.

     The losses arise in part from non-cash charges for amortization of intangible assets, which is discussed further in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The remaining portion of the accumulated losses are attributable to cash losses that arise from revenue being insufficient to fund the Company's operating costs and expenses, including those incurred in the development of its services and infrastructure, and interest expense. These losses have resulted in the Company using cash to finance its operations since its inception. As a result of cash losses to date, the Company had a working capital deficit of approximately $20.2 million at March 31, 2001.

     Given the levels of its cash resources and working capital at March 31, 2001, the Company believes that borrowings available under its lease and bank credit facilities and anticipated cash to be generated by operations will be insufficient to meet anticipated cash requirements for operations, working capital, capital expenditures and debt service during 2001. Therefore, the Company is seeking additional equity or debt financing, but there can be no assurance that sufficient additional financing will be available on acceptable terms or at all.

     The Company is also taking actions to improve operating results. During January, February and April 2001, the Company eliminated 61 positions company-wide. In addition, the Company is continuing to evaluate all aspects of its operations with a view to reducing operating losses. Alternatives under consideration include: the elimination or sale of certain operations; the curtailment of further expenditures for expansion of the ASP

                                FUTURELINK CORP.

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

business and infrastructure until such time as this service becomes more readily accepted by the market; a sale of a portion of assets; and further staff and overhead reductions.

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

NOTE 2. ACQUISITIONS

  MicroLAN Systems, Inc.

     On February 29, 2000, the Company acquired MicroLAN Systems, Inc. doing business as Madison Technology Group, Madison Consulting Resources, Inc. and Madison Consulting Resources NJ, Inc. The companies were acquired for total consideration of $57.5 million, consisting of $6.5 million cash, a note payable in the amount of $7.3 million that was paid in July 2000 and 1,975,170 shares of common stock valued at $43.7 million. The acquisition was accounted for by the purchase method of accounting. In connection therewith, $12.4 million of the purchase price was allocated to assembled workforce and is being amortized over three years, and $45.2 million of the excess purchase price over the estimated fair value of net assets acquired was allocated to goodwill.

  Vertical Software, Inc.

     On January 31, 2000, the Company acquired Vertical Software, Inc. ("VSI"), a U.S. mid-Atlantic regional provider of system integration and information technology services for total consideration of $27.6 million consisting of $8.1 million cash and 1,026,316 common shares of the Company's common stock valued at $19.5 million. The acquisition was accounted for by the purchase method of accounting, and the excess purchase price of $26.7 million over the estimated fair value of net assets acquired was allocated to goodwill.

     The following pro forma results of operations give effect to the acquisition of the above companies as if the transactions had occurred January 1, 2000 (dollars in thousands):

                                                     THREE MONTHS ENDED
                                                       MARCH 31, 2000
                                                     ------------------
                                                        (UNAUDITED)
Revenue............................................       $ 27,131
Net loss...........................................        (23,810)
Loss per share.....................................       $  (0.43)

                                FUTURELINK CORP.

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

NOTE 3. GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangible assets are comprised of the following at March 31, 2001 and December 31, 2000 (in thousands):

                                               MARCH 31,    DECEMBER 31,
                                                 2001           2000
                                               ---------    ------------
Goodwill.....................................  $117,018       $117,018
Assembled workforce..........................    15,166         15,166
                                               --------       --------
Total........................................   132,184        132,184
Less accumulated amortization................   (68,811)       (63,802)
                                               --------       --------
Goodwill and other intangibles...............  $ 63,373       $ 68,382
                                               ========       ========

NOTE 4. LINES OF CREDIT

     In November 2000, the Company entered into a loan and security agreement with a financial institution for a revolving credit facility of up to $25 million, which was reduced to $15 million pursuant to an April 2001 amendment to the agreement. The actual amount that the Company is permitted to borrow at any given time varies based upon a percentage of the Company's U.S. and Canadian eligible accounts receivable. The Company typically borrows at or near its capacity under the facility. The maximum amount the Company may borrow against its Canadian subsidiary's accounts receivable is $2 million. Before it may borrow against its Canadian subsidiary accounts receivable, however, the Company first must meet certain conditions of the lender, which the Company is attempting to satisfy. The credit facility is secured by substantially all of the assets of the Company and its subsidiaries and by guarantees and a pledge of a percentage of the shares of those subsidiaries, has an expiration date of November 30, 2001 and bears interest at prime plus 2% per year. The Company's weighted average interest rate for the three months ended March 31, 2001 was 9.6%. When it entered into the facility, the Company issued to the financial institution warrants to purchase up to 100,000 shares of common stock at an exercise price of $8.40 per share with a term of ten years. These warrants were valued at $170,000 on the date of grant based on the Black Scholes pricing model. Such amount was recorded as deferred financing costs and is being amortized over the term of the loan and security agreement to interest expense. The additional interest expense for the period ended March 31, 2001 was approximately $5,000.

     Before April 2001, the financial institution providing our $15 million credit facility waived violations by us of the financial covenant in the loan agreement requiring us to maintain specified levels of tangible net worth. In the April 2001 amendment to the credit facility, the tangible net worth covenant was amended to lower the amount of tangible net worth required under the agreement. The credit facility prohibits the Company from paying dividends in cash or other property (other than common stock), except, under certain circumstances, for cash dividends up to $360,000 in any fiscal quarter to holders of the Company's Series A Preferred Stock. In addition, because the Company's aggregate cash balance has fallen below $10 million, the financial institution sweeps all collections on the Company's receivables into its account and applies all such collections to reduce borrowings on the facility. This mechanism has imposed limitations on the Company's ability to manage its cash disbursements and fund ongoing operations.

     A subsidiary of the Company also has a revolving credit facility of up to $1.7 million with the same financial institution. This facility has the same terms as the $15 million credit facility. Amounts borrowed under this facility reduce the available amounts under the $15 million facility. Accordingly, the maximum amount the Company can borrow under both of these revolving credit facilities is $15 million.

                                FUTURELINK CORP.

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

NOTE 5. CAPITAL LEASE OBLIGATIONS

     Capital lease obligations consist of the following at March 31, 2001 and December 31, 2000 (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
Capital lease obligations, net of original issue
  discount of $536 and $599, respectively............  $ 21,334       $22,353
Less current portion.................................   (10,901)       (8,116)
                                                       --------       -------
Long-term portion....................................  $ 10,433       $14,237
                                                       ========       =======

     Capital lease obligations are for the lease of computer hardware and related infrastructure costs. Aggregate monthly payments are based upon 36 to 60 month amortization periods, including interest implicit in the lease at rates ranging from 4.3% to 20% per annum. Certain of the leases also contain renewal and bargain purchase options. The Company also issued to the lessors warrants valued at $833,000 to acquire 72,599 shares of common stock with exercise prices ranging from $4.00 to $24.38 per share. The value of such warrants has been reflected as a discount to the related capital lease obligation and is being amortized to interest expense over the term of the leases.

NOTE 6. STOCKHOLDERS' EQUITY

     On March 8, 2001, 770,057 shares of common stock were issued to the Futurelink 401(k) plan resulting in a charge of approximately $223,000.

     During the quarter ended March 31, 2001, the Company amortized an aggregate of $163,000 of deferred compensation.

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

     The Company recorded approximately $1.1 million in deferred compensation for the quarter ended March 31, 2000, for the difference between the exercise price of certain of the Company's stock options granted under the Plan and the fair market value of the underlying common stock. Such amount has been presented as a reduction to stockholders' equity and is being amortized ratably over the vesting period of the applicable options. The Company amortized an aggregate of $300,000 of deferred compensation during the first quarter of 2000.

     During the three months ended March 31, 2000, 545,766 shares of common stock were issued to employees who exercised their stock options, resulting in $1.0 million in cash.

NOTE 7. CONTINGENCIES

     During the three month period ended March 31, 2001, no new material legal proceedings were filed against the Company, and there were no material developments in any previously reported legal proceedings.

                                FUTURELINK CORP.

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

NOTE 8. SUBSEQUENT EVENT

     On April 20, 2001, the Company issued to Pequot Private Equity Fund II, L.P. ("Pequot"), a secured subordinated convertible promissory note (the "Bridge Note") in the aggregate principal amount of $5 million. Under the terms of this Bridge Note, $3.5 million was advanced to the Company by Pequot on April 23, 2001, and, subject to the Company's satisfaction of certain representations and warranties and covenants, an additional $1.5 million will be advanced pursuant to the terms of the Bridge Note on the earlier of (a) the closing of the next round of equity or convertible debt financing in which the Company receives aggregate gross proceeds of at least $5 million (the "Third-party Financing") and (b) May 31, 2001. In addition, the Company granted Pequot, its affiliates and JDS Capital Management, Inc. and its affiliates the right to invest in a Third-party Financing, if any, up to an additional $2.5 million. The Bridge Note is convertible at the option of the holder into units consisting of senior subordinated convertible promissory notes and warrants to purchase shares of the Company's common stock. The convertible notes are, in turn, convertible into shares of either common stock of the Company or shares of a new series of preferred stock which will be convertible into common stock of the Company.

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

     Our professional services group provides expertise in server-based computing, information security, data communications management, technical staffing and other related services. We also purchase and resell hardware and software as part of our services. These sales of hardware and software in connection with the delivery of professional services comprise a substantial portion of our revenue. Together with our strategic partners worldwide, we are also an application service provider, or ASP, that delivers access to software applications to our customers. Our customers, who pay a monthly fee for this service, connect to our facilities through the Internet, dedicated telecommunications lines or by wireless connection.

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

RESULTS OF OPERATIONS

     Our three acquisitions that occurred in early-to mid 2000, had a material impact on our financial statements for the quarter ended March 31, 2001. Accordingly, current financial statements may not be directly comparable to our historical financial statements.

  Revenue

     The components of our revenue for the three months ended March 31, 2001 and 2000 were as follows (in millions):

                                                 MARCH 31,    MARCH 31,
                                                   2001         2000
                                                 ---------    ---------
Hardware and software..........................    $23.3        $17.3
Service delivery...............................     12.4          5.3
                                                   -----        -----
          Total................................    $35.7        $22.6
                                                   =====        =====

     Revenue for the three months ended March 31, 2001 consisted of $12.4 million of service delivery revenue, of which $10.5 million related to services provided by consultants in our professional services group and $1.9 million related to our ASP offerings. Our professional services group also purchases and resells hardware and software to our customers for a profit, which accounted for $23.3 million of revenue for the three months ended March 31, 2001. Revenue for the three months ended March 31, 2000 consisted of $5.3 million of service delivery revenue, of which $4.8 million related to services provided by consultants in our professional services group and $0.5 million related to our ASP offerings. The professional services group also sold hardware and software to our customers totaling $17.3 million of revenue for the quarter ended March 31, 2000. The increase in revenue for the three months ended March 31, 2001 was due primarily to our three acquisitions which occurred in early 2000 and, to a lesser extent, to the re-allocation of resources, particularly personnel from our ASP business to our professional services business.

  Cost of Goods Sold

     Cost of goods sold reflects costs of hardware and software purchased for resale to customers. Cost of goods sold for the three months ended March 31, 2001 was $18.7 million, or 80% of related hardware and software sales. The increase in cost of goods sold as compared to the prior period was commensurate with the corresponding increase in revenue.

     Our cost of goods sold for the three months ended March 31, 2000 was $14.1 million, or 81% of related hardware and software sales.

  Cost of Service Delivery


     Our cost of service delivery for the three months ended March 31, 2001 was $7.7 million, or 62% of service delivery revenue. Our cost of service delivery reflects payroll and benefit costs for our consultants who support the professional services group and payroll, benefit and operational costs related to testing and operating our data center and installing and supporting software applications related to our ASP services. Cost of service delivery as a percentage of service delivery revenue declined in the quarter ended March 31, 2001 partly as a result of reductions in staff in the Company's ASP operations.


     Our cost of service delivery for the three months ended March 31, 2000 was $3.7 million, or 69% of service delivery revenue.

  Selling, General and Administrative Expenses


     Our selling, general and administrative expenses include payroll, sales commissions, advertising, and marketing expenses to secure customers and to develop business partnerships, as well as facilities and communications costs, insurance, legal and travel costs incurred in the normal course of conducting business. Selling, general and administrative expenses for the three months ended March 31, 2001 increased $1.2 million or 9% to $15.6 million, from $14.4 million in the comparable period in 2000. The increase in such costs resulted primarily from additional costs for our financing and marketing activities and the additional selling, general and administrative costs of the subsidiaries that we acquired during 2000.


     Our selling, general and administrative expenses for the three months ended March 31, 2000 were $14.4 million.

  Depreciation and Amortization of Goodwill and Other Intangible Assets

     Our depreciation and amortization costs for the three months ended March 31, 2001 and 2000 are comprised of the following (in thousands):

                                                      THREE MONTHS
                                                          ENDED
                                                        MARCH 31,
                                                    -----------------
                                                     2001      2000
                                                    ------    -------
Goodwill amortization.............................  $5,009    $11,783
Depreciation and other amortization...............   3,117      1,494
                                                    ------    -------
                                                    $8,126    $13,277
                                                    ======    =======


     Amortization of goodwill for the three months ended March 31, 2001 relates to the acquisitions made during 1999 and 2000. Our depreciation and other amortization expense for the three months ended March 31, 2001 includes depreciation on the expansion of our Irvine and Canadian data centers, software user licenses, and office and leasehold improvements, and amortization of our assembled workforce. Amortization of goodwill for the three months ended March 31, 2001 declined $6.8 million or 57% as compared to the prior period due to the $170 million impairment charge and corresponding write down of goodwill that occurred in the fourth quarter of 2000. Depreciation and other amortization increased $1.6 million for the quarter ended March 31, 2001 as compared to the prior year as a result of acquisitions in 2000, the expansion of our data centers and increased software user licenses.

  Interest Expense

     Interest expense increased approximately $0.6 million for the three months ended March 31, 2001 as compared to the same period last year as a result of a $10.5 million increase in outstanding lines of credit at March 31, 2001 from the approximately $1.0 million in outstanding lines of credit we had at March 31, 2000. Our interest expense of $1 million for the three months ended March 31, 2001 primarily relates to interest on lines of credit and capital lease obligations outstanding during the three months.


     Our interest expense of $0.4 million for the three months ended March 31, 2000 is composed of non-cash charges related to, among other factors, amortization of deferred financing fees and debt discount, and interest on bank indebtedness and lines of credit, capital lease obligations and convertible debt outstanding during the three month period.


LIQUIDITY AND CAPITAL RESOURCES


     As of March 31, 2001, cash and cash equivalents were $3.1 million, compared to $14.2 million as of December 31, 2000. Our principal uses of cash during the three months ended March 31, 2001 were for the expansion of our overall business, funding of ongoing operations, net payments of approximately $4 million for accounts payable and accrued expenses, $1 million in repayment of capital leases and $0.4 million of investment in property and equipment. Our principal source of liquidity to fund ongoing operations for the three months ended March 31, 2001 was borrowings under our various capital leases and senior credit facility. We anticipate that funding ongoing operations will continue to be our principal use of cash in the fiscal year ending December 31, 2001.


  Operating Activities


     Cash used by operating activities for the three months ended March 31, 2001 was $10.3 million, attributable primarily to the funding of ongoing operations.


  Investing Activities

     Net cash used in investing activities for the three months ended March 31, 2001 was $0.4 million relating to investments in property and equipment.

  Financing Activities

     Net cash used in financing activities for the three months ended March 31, 2001 was $24,000. Our principal financing activities for the quarter were the repayment of capital lease obligations and borrowings under our existing lines of credit.


     In November 2000, we entered into a loan and security agreement with a financial institution relating to a revolving credit facility. In April 2001, the agreement was amended to limit maximum borrowings under the facility from $25 million to $15 million. The actual amount that we are permitted to borrow at any given time varies based upon a percentage of our eligible U.S. and Canadian accounts receivable as described in the loan and security agreement. Typically, we borrow at or near our capacity under the facility. In addition, there are limits as to how much we can borrow against various categories of accounts receivable. For example, the maximum we can borrow against our Canadian subsidiary accounts receivable is $2 million. Before we may borrow against our Canadian subsidiary accounts receivable, however, we first must meet certain conditions of the lender, which we are attempting to satisfy. The percentage of our accounts receivable against which we can borrow may be reduced if the amount of bad debt write-offs, advertising allowances, credits or similar reductions of our accounts receivable exceed 5% of the applicable category of accounts receivable used for purposes of determining the maximum borrowing amount. If at any time the amount we owe under the credit facility exceeds the borrowing limits under the facility, we may immediately be required to repay in cash the amount of such excess. The credit facility is secured by substantially all of our assets, the receivables and other assets of certain of our subsidiaries, and by guarantees and a pledge of a percentage of the shares of those subsidiaries. The April 2001 amendment to the credit facility accelerated the maturity date of the facility to

November 30, 2001. We can terminate the facility at any time upon 30 days prior notice. The credit facility bears interest at prime plus 2% per annum; however at no time will the interest rate charged by the lender be less than 8% per annum. The credit facility contains certain financial and other covenants and restrictions, including the maintenance of minimum levels of tangible net worth, revenue and EBITDA measured as of the end of each month, limitations on capital expenditures and the incurrence of indebtedness and restrictions on the payment of dividends. Before April 2001, the financial institution providing our $15 million credit facility waived violations by us of the financial covenant in the loan agreement requiring us to maintain specified levels of tangible net worth. In the April 2001 amendment to the credit facility, the tangible net worth covenant was amended to lower the amount of tangible net worth required under the agreement. The amendment also requires that we raise at least $5 million in additional debt or equity financing by May 31, 2001 and another $5 million by June 30, 2001.



     The terms of the facility also require us to follow cash management procedures. Specifically, we are required to, and have, established and maintain cash management bank accounts in the lender's name, into which our collections on accounts receivable are deposited. Because the Company's aggregate cash balance has fallen below $10 million, the financial institution sweeps all collections of the Company's receivables into its account. As a result, all such collections reduce borrowings on the facility. This mechanism has limited our ability to manage our cash disbursements and fund ongoing operations. Our capacity to borrow fluctuates daily based on that day's level of eligible accounts receivables and the level of outstanding borrowings.



     In December 2000, certain of our UK subsidiaries entered into a loan agreement with the same financial institution relating to a revolving credit facility. In April 2001, we amended this facility to limit the maximum amount we can borrow under the facility to $1.7 million. Any amount we borrow under the UK facility will reduce the available amount we can borrow under our $15 million credit facility. Accordingly, the maximum amount that can be borrowed under both of these credit facilities is $15 million. The UK credit facility is secured by substantially all of the assets of our UK subsidiaries and by guarantees by us and certain of our subsidiaries. The terms of the UK credit facility are substantially the same as the $15 million credit facility.


     As of March 31, 2001, we had borrowed $11.5 million under the credit facility, which includes borrowings of $1.6 million under the UK credit facility.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


     At the present time, we are not generating sufficient revenue to cover our expenses. Our independent auditors have modified their December 31, 2000 report included in the Company's Annual Report on Form 10-KSB to include a going concern uncertainty paragraph. This paragraph indicates that there is substantial doubt about our ability to continue as a going concern. As noted above, because our aggregate cash balances are below $10 million, all of our receivables are being swept into our lender's account and our capacity to borrow fluctuates daily based on that day's level of eligible accounts receivable and the level of outstanding borrowings. This mechanism has imposed limitations on our ability to manage our cash disbursements and fund ongoing operations. We have been working with various creditors to restructure the terms of our obligations under capital lease and other agreements, some of which are in default. We cannot provide assurances that we will be successful in restructuring these agreements.



     As a result of our current financial condition, our ability to continue as a going concern is dependent on our ability to obtain additional financing, align costs with revenue and ultimately achieve and maintain profitable operations. In October 2000, we initiated a plan to reduce our operating losses by integrating our recently acquired companies and achieving more efficient operations. Accordingly, we closed 6 branch offices and eliminated an aggregate of 75 positions company-wide through a combination of reduction in force and attrition. During January, February and April 2001, we eliminated an additional 61 positions company-wide. We are continuing to evaluate all aspects of our operations for opportunities to further reduce our operating losses. Such actions may include (i) the elimination of certain operations, (ii) the restructure of certain capital lease and other agreements, (iii) further staff and overhead reductions, (iv) a sale of a portion of our assets and (v) the curtailment of further expansion of our ASP business and infrastructure until such time as our ASP product becomes more readily accepted by the market. We are also refocusing our efforts to improve the margins in our professional services group.

     Further, we are in the process of seeking additional capital through the issuance of debt and/or equity securities. On April 20, 2001, we issued to Pequot Private Equity Fund II, L.P. ("Pequot"), a secured subordinated convertible promissory note (the "Bridge Note") in the aggregate principal amount of $5 million. Under the terms of this Bridge Note, $3.5 million was advanced to us by Pequot on April 23, 2001, and, subject to our satisfaction of certain representations and warranties and covenants, an additional $1.5 million will be advanced pursuant to the terms of the Bridge Note on the earlier of (a) the closing of the next round of equity or convertible debt financing in which we receive aggregate gross proceeds of at least $5 million (the "Third Party Financing") and (b) May 31, 2001. In addition, we granted Pequot, its affiliates and JDS Capital Management, Inc. and its affiliates the right to invest in a Third-Party Financing, if any, up to an additional $2.5 million. The Bridge Note is convertible at the option of the holder into units consisting of senior subordinated convertible promissory notes and warrants to purchase shares of our common stock. The convertible notes are, in turn, convertible into shares of either our common stock or shares of a new series of our preferred stock which will be convertible into our common stock. When fully funded, the Bridge Note will satisfy the first $5 million debt or equity obligation required by the April 2001 amendment to our senior credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to foreign currency fluctuations through our operations in Canada and the United Kingdom. For the quarter ended March 31, 2001, approximately 20% of our consolidated revenue was from our Canadian subsidiary and approximately 19% of our revenue was from our UK subsidiary and as of March 31, 2001 approximately 19% of our receivables were from our Canadian subsidiary and approximately 18% of our receivables were from our UK subsidiary. We do not enter into forward exchange contracts or any derivative financial investments for trading purposes. Thus, we do not currently hedge our foreign currency exposure.

                           FORWARD-LOOKING STATEMENTS

     A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future experience involving any one or more of such matters and subject areas. We wish to caution readers that all statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) our inability to obtain new financing of debt or equity capital by June 30, 2001 to meet the conditions of our amended senior credit facility and to otherwise meet our working capital requirements; (ii) our inability to restructure capital lease and other agreements with creditors, (iii) our inability to modify, restructure or replace our debt facilities in such a manner for us to continue as a going concern; (iv) a material default in one or more of our credit agreements which is not waived or rectified in a manner which would allow us to continue as a going concern; (v) our inability to successfully restructure our operations to reduce operating losses; and (vi) changes in general economic conditions in the markets in which we may compete. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, our results of operations are subject to the risks and uncertainties described under the heading "Factors That May Affect Future Results" contained herein; however, the operations and results of our business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in our filings with the Securities and Exchange Commission. We assume no obligation to update the forward-looking information to reflect actual results or changes in the facts affecting such forward-looking information.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF SUBSTANTIAL LOSSES AND NEGATIVE CASH FLOWS. WE EXPECT THESE LOSSES AND NEGATIVE CASH FLOWS TO CONTINUE IN THE FUTURE. IF WE ARE UNABLE TO GENERATE SUFFICIENT REVENUE FROM OUR OPERATIONS OR RAISE SUFFICIENT ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO CONTINUE TO OPERATE OUR BUSINESS, AND YOU MAY LOSE YOUR INVESTMENT.

     We have experienced net losses and negative cash flows and our net losses and our negative cash flows will continue for the foreseeable future. Unless we increase our revenues and reduce costs or are able to obtain sufficient additional capital, we may not be able to operate profitably in the future or generate positive cash flows. If we cannot operate profitably or generate positive cash flows, we may continue to have trouble meeting our obligations to our vendors and lessors of equipment, we may fail to comply with covenants in capital lease agreements and our senior credit facility, we may be unable to continue to operate our business, and you may lose your investment.

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

     We have received a notice from Nasdaq that our common stock has failed to maintain the required minimum bid price of $1.00 over a period of 30 consecutive trading days. As a result, Nasdaq has provided us with 90 calendar days, or until June 25, 2001, to regain compliance with this requirement or be delisted from trading on the Nasdaq National Market. In addition, Nasdaq may decide to delist our common stock at an earlier time based upon our financial condition. Although we have taken steps to maintain our listing, we can give no assurances that our securities will not be delisted from trading by Nasdaq. If we lose our Nasdaq National Market status, our common stock would most likely trade in the over-the-counter market, which is viewed by most investors as a less desirable and less liquid marketplace. In that event, trading in shares of our common stock would likely decrease substantially or cease altogether, and the market price of the common stock would likely decline further, potentially to zero.

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

     We recently completed the third reduction in force in a seven-month period and we may need to make additional reductions to reduce our operating losses. In addition, the price of our common stock has dropped significantly in the last twelve months. The combination of these events may have an adverse effect on the morale of our key employees. Our success depends in significant part on the continued services of our key employees. Losing one or more of our key personnel will seriously impair our ability or could cause us to fail to successfully implement our business plan. This will have a material adverse effect on our business, results of operations and financial condition, and you may lose your investment.

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


     When auditing our consolidated financial statements for the years ended December 31, 2000 and 1999, our independent auditors reported to us conditions they believed to be material weaknesses in our system of internal accounting and financial controls related to the financial statement close process and the reconciliation and analysis of general ledger account balances. We have begun to address these concerns by hiring a new Chief Financial Officer and other staff. We have identified and continue to take measures to improve our system of internal controls, implement more rigorous internal accounting policies, procedures and controls, and conduct accounting systems training. However, the success of these measures will depend in large part upon our having qualified accounting and financial staff to implement them. We have lost several key personnel in our accounting and finance departments in recent months. If we are unable to recruit and retain additional qualified accounting and financial staff, we may be not be successful in correcting the noted deficiencies. If we are unable to establish and maintain effective internal accounting and financial controls, we will not be able to timely and accurately account for and monitor the operations of our business and we, therefore, may not be able to properly execute our business plan, which could materially adversely affect our business, results of operations and financial condition.


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

     Our ASP services strategy depends on the consistent performance of our three North American data centers located in Lake Forest, California; Leonia, New Jersey and Calgary, Canada, which we plan to consolidate; and our data center in Newbury, United Kingdom. We offer back-up storage of data for customers that elect this service. Although our current data centers all have back-up generators and other safety systems, all are vulnerable to interruption from fire, earthquake, flood, extended power loss, telecommunications failure, break-ins and other events beyond our control. If a data center is damaged, a customer storing its data on that data center may lose its data if it is not backed up. If one of our data centers was damaged, the loss of data may affect a significant portion of our customers. We have experienced periodic systems disruptions in the past and anticipate that such disruptions will occur in the future. In the event that we experience significant disruptions that affect one or more of our data centers, we could lose customers and fail to attract new customers, and our business, results of operations and financial condition would be materially adversely affected.

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

                                    PART II

                               OTHER INFORMATION


ITEM 5. OTHER INFORMATION



     On May 15, 2001, we issued a press release, a copy of which is attached hereto as Exhibit 99.1 and is incorporated herein by reference.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     The exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Report.


        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
        10.1       Third Amendment to the Company's Second Amended and Restated
                   Stock Option Plan
        99.1       Press Release dated May 15, 2000 by registrant

(b) REPORTS ON FORM 8-K.

     On February 9, 2001, we filed a Current Report on Form 8-K reporting (i) the resignations of Glen C. Holmes as our President and Chief Operating Officer, Philip R. Ladouceur as our Chief Executive Officer, Richard M. White as our Senior Vice President, Administration and Raghu N. Kilambi as our Chief Financial Officer, Executive Vice President and a director, (ii) the appointments of Howard E. Taylor as our President and Chief Executive Officer, Richard M. White as our Chief Financial Officer and Executive Vice President, and Marshall S. Geller as a director, (iii) the relocation of our headquarters to Lake Forest, California, (iv) the indemnification claim that Cameron Chell, our former Chief Executive Officer, filed against us in the lawsuit filed against us and Mr. Chell by Michael Chan, a former employee, (v) our efforts to realign our business and cut our costs, and (vi) the terms of our credit facility with Foothill Capital Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FUTURELINK CORP.

Date: May 15, 2001                        By:     /s/ HOWARD E. TAYLOR
                                            ------------------------------------
                                                      Howard E. Taylor
                                            President & Chief Executive Officer

                                              By: /s/ EUGENE L. FROELICH
                                              ----------------------------------
                                                      Eugene L. Froelich
                                                  Executive Vice President &
                                                   Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.1       Third Amendment to the Company's Second Amended and Restated
           Stock Option Plan
99.1       Press Release dated May 15, 2000 by registrant